Form 10QSB
period 1999-06-30
BEDFORD HOLDINGS INC
filed 1999-08-10
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25561

                             BEDFORD HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

                   NEW JERSEY                          13-3901466
         (State or Other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

                  90 WEST STREET
                NEW YORK, NEW YORK                         10005
      (Address of Principal Executive Offices)           (Zip Code)

                                 (212) 385-3600
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,243,500 shares of the Company's Common Stock, no par value, were outstanding as of August 9, 1999.

ITEM 1 FINANCIAL STATEMENTS

                              BEDFORD HOLDINGS INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                               Six
                                                                                              Months
                                                                 Year Ended December          Ended
                                                                         31                  June 30,
                                                                 1998          1997            1999
ASSETS

Cash                                                         $1,760,372        $40,982        $67,721
Receivables from Brokers                                         66,796        195,295         12,937
Fixed Assets (net of accumulated depreciation)                   38,010         52,144         32,091
Other Assets                                                     14,051          7,747         14,051
                                                            -----------    -----------    -----------

           Total Assets                                      $1,879,229       $296,168       $126,800
                                                            ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                            $8,405        $12,518           $750
Short term loans payable                                      2,191,531             --        841,277

Common Stock, nonpar value, 40,000,000 shares authorized:
 27,250,000 shares issued and 27,243,500 outstanding at
 stated value $.001 per share, including 6,500 shares of         27,243         27,243         27,243
 treasury stock
Treasury Stock                                                   (6,500)        (6,000)        (6,500)
Contributed Capital in excess of stated value                   963,445        963,445        963,445
Retained Deficit                                             (1,304,895)      (701,038)    (1,699,414)
                                                            -----------    -----------    -----------

           Total Liabilities and Stockholders' Equity        $1,879,229       $296,168       $126,800

                              BEDFORD HOLDINGS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                          Year Ended December 31        Six Months Ended June 30
                                          ----------------------        ------------------------
                                           1998           1997            1999           1998
                                           ----           ----            ----           ----
Revenues:

     Commissions                     $         --    $    348,480    $        314    $         --
     Interest                               1,205          26,681             167             603
     Trading Gain (Loss)                 (220,216)       (254,581)       (154,401)       (110,108)
                                        ---------       ---------       ---------       ---------

     Total Income (Loss)                 (219,011)        120,580        (153,920)       (109,506)

Expenses:

     Salaries                              32,300          22,100          11,050          16,150
     General administrative               329,843         327,377         161,394         164,922
     Interest expense                       9,273              --          62,236           4,637
     Depreciation                          13,430          13,430           5,919           6,715
                                        ---------       ---------       ---------       ---------

     Total expenses                       384,846         362,907         240,599         192,423
                                        ---------       ---------       ---------       ---------

Net Income (Loss)                       ($603,857)      ($242,327)      ($394,519)      ($301,929)
                                        =========       =========       =========       =========

Earnings per common share:

Basic:                               $       0.02    $       0.01          ($0.01)         ($0.01)
Diluted                              $       0.02    $       0.01          ($0.01)         ($0.01)

Weighted average of common shares:

Basic:                                 27,243,500      27,244,000      27,243,500      27,243,500
Diluted                                27,243,500      27,244,000      27,243,500      27,243,500

                              BEDFORD HOLDINGS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Year Ended December 31       Six Months Ended June 30
                                                         1998           1997           1999            1998
                                                         ----           ----           ----            ----
Cash flows from Operating Activities:

    Net Income (Loss)                                $  (603,857)   $  (242,328)   $  (394,519)   $  (301,929)
    Adjustments to reconcile net income to
     cash provided by operating activities;
      add back depreciation expense                  $    13,341         13,341          5,919          6,715
                                                     -----------    -----------    -----------    -----------

    Net cash used by operating activities               (590,516)      (228,987)      (388,600)      (295,214)

Cash flows from operating activites:

   (Increase) decrease in broker receivable              128,499         82,631         53,859         64,250
   (Decrease) increase in accounts payable                (4,113)           621         (7,655)        (2,057)
   Increase in other assets                               (6,304)         3,421
   (Decrease) increase in short term notes payable     2,191,531             92     (1,350,254)     1,093,010
   Write off of residual fixed asset                         793
                                                     -----------    -----------    -----------    -----------

   Net cash provided by operating activities           2,310,406         86,765     (1,304,051)     1,155,203

Cash flows from financing activites:

    Issuance of paid in capital                      $      (500)        (6,000)            --           (500)
                                                     -----------    -----------    -----------    -----------

Net cash (used) provided by financing activities            (500)        (6,000)            --           (500)
                                                     -----------    -----------    -----------    -----------

Net change in cash during period                       1,719,390       (148,222)    (1,692,650)       859,489

Cash Balance at begininning period                     40,982.00        189,204      1,760,372         40,982
                                                     -----------    -----------    -----------    -----------

Cash Balance at end of period                        $ 1,760,372    $    40,982    $    67,722    $   900,471
                                                     ===========    ===========    ===========    ===========

Supplemental disclosure of cash flow information
Cash paid during the year for:
    Interest                                         $        --    $        --    $    40,896    $    15,100
    Taxes                                            $        --    $        --    $        --    $       250

                      BEDFORD HOLDINGS, INC. AND SUBSIDIARY

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (Consolidated)

                               Common   Contributed  Treasury   Retained        Total
                                Stock     Capital     Stock     Earnings       Capital
                               -------   --------   -------    -----------    ---------
Balance at December 31, 1998   $27,243   $963,445   ($6,500)   ($1,304,895)   ($320,707)

Net Loss                                                         ($394,519)
                               -------   --------   -------    -----------    ---------

Balance at June 30, 1999       $27,243   $963,445   ($6,500)   ($1,699,414)   ($715,226)
                               =======   ========   =======    ===========    =========

                              BEDFORD HOLDINGS INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999

NOTE 1: ORGANIZATION

Bedford Holdings, Inc. (the Company) is a New Jersey state corporation formed in July, 1996 for the purpose of purchasing and holding the common stock of various companies for investment.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Bedford Holdings, Inc. and its wholly-owned subsidiary, Allen & Pierce Securities Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Furniture and Fixtures. Firm assets are stated at costs and depreciation is computed on a straight line basis over the estimated useful life of the underlying assets, which range from 3 to 10 years. All major additions are capitalized. Maintenance, repairs, and minor improvements are expensed as incurred.

Treasury Stock. The Company uses the cost method in the recording of the purchase of treasury stock. During 1997 and 1998, the Company purchased 6,500 shares of its common stock for $6,500.

NOTE 3: NET CAPITAL REQUIREMENTS

The following note applies to the Company's wholly-owned subsidiary, Allen & Pierce Securities, Inc.

(A) As a broker-dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1,which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the lesser of $100,000 or 6 2/3% of aggregate indebtedness. As of June 30, 1999, the Company was deficient of net capital requirements by $46,477 and had an aggregate indebtedness to capital excess net capital ratio of negative 383%. The Company infused capital of $100,000 in July 1999 and as of the date of this report is in compliance with net capital requirements as defined above.

(B) As in introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the lesser of $30,000 or $3,000 per associated person, as defined. As of June 30, 1999, the Company was in excess of these net capital requirements by $23,522.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report on Form 10-QSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10SB, Registration No. 000-25561.

      The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

OVERVIEW

      The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989. For its initial two years, Allen & Pierce carried out a general securities and commodities brokerage business. With the disintegration of the former USSR and the opening of the Russian economy in the early 1990s the Company saw an opportunity to take advantage of its President's language and knowledge of the former USSR to develop a new source of brokerage business. Mr. Zapoll, the President, traveled extensively in Russia and Uzbekistan in the early 1990s and was successful in developing a significant number of new trading accounts which, over the next several years yielded substantial commission revenues. With the turmoil in the Russian economy of the mid to late 1990s Russian government prohibited Russian citizens from maintaining securities and commodities trading accounts abroad. This restriction, coupled with substantial losses suffered by certain of the Company's customers, resulted in a precipitous drop in the Company's commission revenues. In 1997, seeking to replace the lost commission revenues, the Company turned to commodities trading for its own account. However, in part because of its limited capital, its trading activities generated losses rather than gains. In late 1997 the Company began to develop a two pronged business strategy. The first prong of this strategy was to use the Company's "window to Wall Street" as a broker-dealer to open access to the U.S. capital markets for the many private business enterprises with a serious and immediate need for capital. This portion of the strategy is "on hold" because of current unsettled conditions in the region. The second prong of the strategy is to install and online trading system directed toward a certain niche markets in the securities and commodities brokerage field where the Company believes it has a competitive advantage.

RESULTS OF OPERATIONS

      The major factor affecting the Company's results of operations for the six months ended June 30, 1999 was a charge taken for a trading loss of $154,401 which the Company discovered after the close of the second quarter it had incurred some time earlier.

      The Company had ceased proprietary trading for its own account in early 1999 and does not intend to engage in such trading in the future. However, in May of 1997 Allen & Pierce had transferred $150,000 to an account maintained by Annesley Co., Ltd., an investment fund, with INCOMBANK Cyprus. The purpose of the transfer was to purchase Russian government treasury bills. In August, 1998 when the price of Russian government securities declined precipitously the Company had made inquiries about its potential loss and was informed that the $150,000 had not been used to purchase Russian treasury bills but was instead held in cash in U.S. dollars. Thereafter the Company received letters every six months from Annesley confirming that the $150,000 originally transferred remained in its account awaiting instructions. Based on these confirmations, the Company continued to carry the $150,000 account as an asset on its balance sheet and Allen & Pierce continued to the carry the account as an asset in computing its compliance with net capital requirements.

      On July 29, 1999 the Company was informed in the course of an NASD inspection that INCOMBANK Cyprus was in liquidation. The Company requested a return of the balance in its account and was informed for the first time that the $150,000 had in fact been applied to buy Russian government treasury bills, and that the investment was substantially worthless.

      As a result of the newly discovered loss, and unbeknownst to the Company, Allen & Pierce had not been in compliance with its net capital requirements during the period from December, 1998 through June 30, 1999. On July 28, 1999, the day before learning of the deficiency, Bedford Holdings, Inc., had made a $95,000 a capital contribution to Allen & Pierce. On learning of the deficiency, Bedford Holdings, Inc. deposited an additional $5,000, so that at the present time Allen & Pierce is in compliance with its capital requirements.

      The $314 in revenue recorded by the Company during the six months ended June 30, 1999 represented commissions on orders which the Company received on an unsolicited basis from a single customer. It had had no revenue during the corresponding six months of 1998.

      Interest expense of $62,236 during the six months ended June 30, 1999 as against $4,637 during the corresponding six months of 1998 reflected an increase in the short-term borrowings referred to below. The Company had not done any such borrowing in the first quarter of 1998.

      The Company is not presently soliciting new brokerage accounts pending completion of the installation of its online trading system. Its only source of revenue is limited amounts of brokerage commissions generated through unsolicited orders of one substantial customer. This situation is expected to continue until installation of the proposed online trading system has been completed. The Company expects that this will occur by the end of calendar 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The decrease in total assets to $126,800 from $1,879,229 as of December 31, 1998 reflects the write-off of $154,401 in trading losses described above (which had been carried as a receivable from broker) and repayment of borrowed funds during the first quarter of 1999.

      The elimination of commission revenues commencing in mid-1997 severely impacted the Company's liquidity. In order to sustain its operations while the Company began implementing its new business strategy, the Company found it necessary to resort to short-term borrowing.

During the period from April, 1998 through January 31, 1999, the Company had issued unsecured promissory notes in an aggregate principal amount of approximately $2.2 million to 6 accredited investors, including one corporation and 5 individuals. The terms of these notes ranged from 1 month through 1 year and the notes bore interest at prime except for $25,000 in principal amount which bore interest at 20%. As of December 31, 1998 the aggregate amount of such notes outstanding was $2,191,531. During the quarter ended March 31, 1999 the Company repaid a substantial amount of the short term borrowing it had done during the year ended December 31, 1998. The bulk of these funds had been retained in the Company's bank account, and repayment of the loans was made from this source. The Company determined that in view of its having ceased trading for its own account the proceeds of these additional borrowings were not required for liquidity purposes. During the second quarter of 1999 it increased these borrowings slightly so that the balance as of June 30, 1999 was $841,277.

      As of June 30, 1999 the Company's liquidity position was precarious. In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that they will continue to roll this debt over for at least the next 12 months while the Company completes installation of its online trading system. However, they are not legally obligated to do so and there can be no assurance that these lenders will continue to renew their loans. If all of such lenders were to require payment in full of such loans at maturity rather than rolling them over, the Company would be able to maintain the minimum capital requirements of Allen & Pierce for only about six months, after which Allen & Pierce Securities, Inc. would be forced to terminate its operations as a broker-dealer or to become a $5,000 broker-dealer as described below. Any such termination would severely impact the Company's ability to carry out its plan of operations and to continue as a going concern.

      The Company is at the present time a $100,000 broker-dealer under SEC and NASD regulations. However its recent operations and expected operations during the near future do not require it to remain a $100,000 broker-dealer. Should it become necessary, the Company could reduce its net capital requirements to $5,000 by becoming a $5,000 broker-dealer through an agreement with the NASD limiting by contract the activities in which it can engage. If the Company were to make this change it would be able to maintain Allen & Pierce's capital requirements for at least the next 12 months without any additional infusion of capital. The Company has no present intention to make this change.

PART II -- OTHER INFORMATION

Item 5. Other Information

Change in Control.

In July, 1999 Mr. Leon Zapoll, the Company's President, transferred all of the common stock in the Company held by him (94.1 percent of the outstanding capital stock) to his wife, Olga Filippova, by gift.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
-----------

27    Financial Data Schedule.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BEDFORD HOLDINGS, INC.
                                             (Registrant)

Date: August 9, 1999
                                             /s/ Leon Zapoll
                                             -----------------------------------
                                             Leon Zapoll
                                             President

Date: August 9, 1999

                                             /s/ Robert Samila
                                             -----------------------------------
                                             Robert Samila
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)