Form 10QSB
period 1999-09-30
BEDFORD HOLDINGS INC
filed 1999-10-20
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 or

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,237,000 shares of the Company's Common Stock, no par value, were outstanding as of October 10, 1999.

ITEM 1 FINANCIAL STATEMENTS

                              BEDFORD HOLDINGS INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                30-Sep-99         31-Dec-98
ASSETS

  Current assets:
    Cash                                                      $    11,776       $ 1,760,372
    Accounts receivable                                            37,010                 0
    Deposits with clearing broker                                  52,977            66,796
    Other assets                                                    5,600             8,747
                                                              -----------       -----------

      Total Current Assets                                        107,363         1,835,915

  Other assets:
    Security deposit                                                5,304             5,304
    Equipment                                                     100,910           100,910
    Less accumulated depreciation                                 (71,780)          (62,900)
                                                              -----------       -----------

          Total Assets                                        $   141,797       $ 1,879,229
                                                              ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                          $     7,113       $     8,405
    Short term loans payable                                      957,787         2,191,531
                                                              -----------       -----------

      Total Current Liabilities                                   964,900         2,199,936

  Shareholders' Equity:
    Common stock, $001 par value; authorized
      40,000,000 shares, issued, and outstanding
      27,243,500 at September 30, 1999 and 27,243,500 at
      December 31, 1998                                            27,243            27,243
    Additional paid in capital                                    963,445           963,445
    Treasury stock, 31,500 shares at cost                          (6,500)           (6,500)
    Retained earnings                                          (1,807,291)       (1,304,895)
                                                              -----------       -----------

        Total Liabilities & Shareholders' Equity              $   141,797       $ 1,879,229
                                                              ===========       ===========

Please see notes to the consolidated financial statements.

                              BEDFORD HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE NINE ENDING SEPTEMBER 30,1999 AND TWELVE MONTHS
                        ENDING DECEMBER 31, 1998 AND 1997

                                                               Nine months ending                  Twelve months ending
                                                           30-Sep-99          30-Sep-98          31-Dec-98          31-Dec-97
Commission revenues                                     $        314       $          0       $          0       $    348,480
Trading gains (losses)                                      (154,401)           (85,089)          (220,216)          (254,581)
                                                        ------------       ------------       ------------       ------------

Gross revenues (losses)                                     (154,087)           (85,089)          (220,216)            93,899

Less selling, general, and administrative expenses          (197,969)          (190,914)          (329,843)          (327,377)
Less salaries                                                (16,878)           (16,575)           (32,300)           (22,100)
Less depreciation                                             (8,880)            (8,880)           (13,430)           (13,430)
                                                        ------------       ------------       ------------       ------------

Income (loss) from Operations                               (377,814)          (301,458)          (595,789)          (269,008)

Other Income (expenses):
  Interest income                                                167                464              1,205             26,681
  Interest expense                                          (124,750)           (15,500)            (9,273)                 0
                                                        ------------       ------------       ------------       ------------

Net Income (loss) before income taxes                       (502,397)          (316,494)          (603,857)          (242,327)

Provision for income tax expense                                   0                  0                  0                  0
                                                        ------------       ------------       ------------       ------------

Net Income (Loss)                                       $   (502,397)      $   (316,494)      $   (603,857)      $   (242,327)
                                                        ============       ============       ============       ============

Earnings per common share:
Basic                                                   $      (0.02)      $      (0.01)      $      (0.02)      $      (0.01)
Fully Diluted                                           $      (0.02)      $      (0.01)      $      (0.02)      $      (0.01)

Weighted average of common shares:
Basic                                                     27,243,500         27,243,250         27,243,500         27,244,000
Fully Diluted                                             27,243,500         27,243,250         27,243,500         27,244,000

Please see notes to the consolidated financial statements.

                              BEDFORD HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE ENDING SEPTEMBER 30,1999 AND TWELVE MONTHS
                        ENDING DECEMBER 31, 1998 AND 1997

                                                                    Nine months ending                Twelve months ending
                                                           30-Sep-99         30-Sep-98         31-Dec-98         31-Dec-97
Operating Activities:
  Net Income                                             $  (502,397)      $  (316,494)      $  (603,857)      $  (242,327)
  Adjustments to reconcile net income items
    not requiring the use of cash:
      Depreciation and amortization                            8,880             8,880            13,430            13,430

Changes in other operating assets and liabilities:

    Accounts receivable                                      (37,010)                0                 0                 0
    Deposits with clearing broker                             13,819            44,593           128,499            82,631
    Other assets                                               3,147             3,222            (6,304)            3,423
    Write off of residual fixed asset                              0                 0               704                 0
    Accounts payable                                          (1,292)                0            (4,113)              621
                                                         -----------       -----------       -----------       -----------

Net cash provided by (used by) operations                   (514,852)         (259,800)         (471,641)         (142,222)

Financing Activities:

    Purchase of treasury stock                                     0                 0              (500)           (6,000)
    (Decrease) increase in short term borrowings          (1,233,744)        1,148,677         2,191,531                 0
                                                         -----------       -----------       -----------       -----------

Net cash provided by (used by) investing activities       (1,233,744)        1,148,677         2,191,031            (6,000)
                                                         -----------       -----------       -----------       -----------
Net increase (decrease) in cash during period             (1,748,596)          888,877         1,719,390          (148,222)

Cash balance at beginning of fiscal year                   1,760,372            40,982            40,982           189,204
                                                         -----------       -----------       -----------       -----------

Cash balance at end of fiscal year                       $    11,776       $   929,859       $ 1,760,372       $    40,982
                                                         ===========       ===========       ===========       ===========

Supplemental disclosures of cash flow information:
    Interest paid during the period                      $   124,750       $    15,500       $     9,273       $         0
    Income taxes paid during the period                  $         0       $         0       $         0       $         0

Please see notes to the consolidated financial statements.

                              BEDFORD HOLDINGS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD JANUARY 1,1997 THROUGH SEPTEMBER 30, 1999

                                                           Common Stock               Paid in        Retained
                                                     Shares            Amount         Capital        Earnings            Total
Balance at January 1, 1997                         27,250,000       $    27,243     $   963,445     $  (458,710)      $   531,978

Purchase of Treasury stock                             (6,000)                           (6,000)                           (6,000)

Net Income (Loss) for Fiscal Year 1997                                                                 (242,327)         (242,327)
                                                  -----------       -----------     -----------     -----------       -----------

Balance at December 31, 1997                       27,244,000            27,243         957,445        (701,037)          283,651

Purchase of Treasury Stock                               (500)                             (500)                             (500)

Net Income (Loss) for Fiscal year 1998                                                                 (603,857)         (603,857)
                                                  -----------       -----------     -----------     -----------       -----------

Balance at December 31, 1998                       27,243,500            27,243         956,945      (1,304,894)         (320,706)

Net Income (Loss) through September 30, 1999                                                           (502,397)         (502,397)
                                                  -----------       -----------     -----------     -----------       -----------

Balance at September 30, 1999                      27,243,500       $    27,243     $   956,945     $(1,807,291)      $  (823,103)
                                                  ===========       ===========     ===========     ===========       ===========

Please see notes to the consolidated financial statements.

                              BEDFORD HOLDINGS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

NOTE 1: ORGANIZATION

Bedford Holdings, Inc. (the Company) is a New Jersey State Corporation formed in July, 1996 for the purpose of purchasing and holding the common stock of various companies for investment.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of Bedford Holdings Inc. and its wholly owned subsidiary, Allen & Pierce Securities Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 3: NET CAPITAL REQUIREMENTS

The following note applies to the Company's wholly owned subsidiary, Allen & Pierce Securities, Inc.

(A) As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of certain specified amounts. Prior to September, 1999 the required amount was the lesser of $100,000 or 6 2/3% of aggregate indebtedness. In September, 1999 the Company became a $5,000 broker-dealer so that at present the required amount is the lesser of $5,000 or 6 2/3% of aggregate indebtedness. As of September 30, 1999, the Company was in excess of net capital requirements by $96,943 and had an aggregate indebtedness to excess net capital ratio of 7%. The Company infused capital of $100,000 in July 1999 into the subsidiary in order to maintain minimum net capital requirements as defined above.

(B) As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the lesser of $30,000 or $3,000 per associated person, as defined. As of September 30, 1999, the Company was in excess of these net capital requirements by $71,943.

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

OVERVIEW

      The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989. For its initial two years, Allen & Pierce carried out a general securities and commodities brokerage business. With the disintegration of the former USSR and the opening of the Russian economy in the early 1990s the Company saw an opportunity to take advantage of its President's language and knowledge of the former USSR to develop a new source of brokerage business. Mr. Zapoll, the President, traveled extensively in Russia and Uzbekistan in the early 1990s and was successful in developing a significant number of new trading accounts which, over the next several years yielded substantial commission revenues. With the turmoil in the Russian economy of the mid to late 1990s Russian government prohibited Russian citizens from maintaining securities and commodities trading accounts abroad. This restriction, coupled with substantial losses suffered by certain of the Company's customers, resulted in a precipitous drop in the Company's commission revenues. In 1997, seeking to replace the lost commission revenues, the Company turned to commodities trading for its own account. However, in part because of its limited capital, its trading activities generated losses rather than gains. In late 1997 the Company began to develop a two pronged business strategy. The first prong of this strategy was to use the Company's "window to Wall Street" as a broker-dealer to open access to the U.S. capital markets for the many private business enterprises with a serious and immediate need for capital. This portion of the strategy is "on hold" because of current unsettled conditions in the region. The second prong of the strategy is to install an online trading system directed toward a certain niche markets in the securities and commodities brokerage field where the Company believes it has a competitive advantage. The Company is also actively pursuing the possibility of a merger with one or more other business entities.

      The Company has elected to shows certain items in its financial Statements included in this report in greater detail than those items were previously shown in its Registration Statement on Form 10SB or its previous Quarterly Report on Form 10Q. This presentation does not reflect any reclassification of accounts or change in accounting principles.

 RESULTS OF OPERATIONS

      The major factor affecting the Company's results of operations for the nine months ended September 30, 1999 was a charge taken for a trading loss of $154,401 which the Company discovered after the close of the second quarter it had incurred some time earlier.

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

      The $314 in revenue recorded by the Company during the nine months ended September 30, 1999 represented commissions on orders which the Company received on an unsolicited basis from a single customer. It had had no revenue during the corresponding six months of 1998.

      The other major factor affecting operations was interest expense. Interest expense of $124,750 during the nine months ended September 30, 1999 as against $15,500 during the corresponding nine months of 1998 reflected an increase in the short-term borrowings referred to below. The Company had not done any such borrowing in the first quarter of 1998.

      The Company is not presently soliciting new brokerage accounts pending completion of the installation of its online trading system. Its only source of revenue is limited amounts of brokerage commissions generated through unsolicited orders of one substantial customer. This situation is expected to continue until installation of the proposed online trading system has been completed. The Company is currently reexamining the feasibility of this plan in view of recent changes in the online brokerage business, including recent offerings of online brokerage service by certain large brokers with no commission charges. If the Company decides to proceed with plans for an online brokerage operation expects that this will occur by the end of calendar 1999.

      The Company's current lease for premises at 90 West Street in New York will expire at the end of 1999, and the Company does not intend to renew it. It is currently considering several possible alternate locations both in New York and New Jersey, but has not reached any final decision. It has no special requirements beyond ordinary office space.

      LIQUIDITY AND CAPITAL RESOURCES

      The decrease in total assets to $141,797 from $1,879,229 as of December 31, 1998 reflects primarily the write-off of $154,401 in trading losses described above (which had been carried as a receivable from broker) and repayment of borrowed funds during the first quarter of 1999.

      The elimination of commission revenues commencing in mid-1997 severely impacted the Company's liquidity. In order to sustain its operations while the Company began implementing its new business strategy, the Company found it necessary to resort to short-term borrowing. During the period from April, 1998 through January 31, 1999, the Company had issued unsecured promissory notes in an aggregate principal amount of approximately $2.2 million to 6 accredited investors, including one corporation and 5 individuals. The terms of these notes ranged from 1 month through 1 year and the notes bore interest at prime except for $25,000 in principal amount which bore interest at 20%. As of December 31, 1998 the aggregate amount of such notes outstanding was $2,191,531. During the quarter ended March 31, 1999 the Company repaid a substantial amount of the short term borrowing it had done during the year ended December 31, 1998. The bulk of these funds had been retained in the Company's bank account, and repayment of the loans was made from this source. The

Company determined that in view of its having ceased trading for its own account the proceeds of these additional borrowings were not required for liquidity purposes. During the second and third quarters of 1999 it increased these borrowings slightly so that the balance as of September 30, 1999 was $957,787.

      As of September 30, 1999 the Company's liquidity position was precarious. In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that they will continue to roll this debt over for at least the next 12 months while the Company completes installation of its online trading system. However, they are not legally obligated to do sell and there can be no assurance that these lenders will continue to renew their loans. Any such termination would severely impact the Company's ability to carry out its plan of operations and to continue as a going concern.

      The Company was until September, 1999 a $100,000 broker-dealer under SEC and NASD regulations. However its recent operations and expected operations during the near future do not require it to remain a $100,000 broker-dealer, and in September the Company reduced its net capital requirements to $5,000 by becoming a $5,000 broker-dealer through an agreement with the NASD limiting by contract the activities in which it can engage. With this change, the Company believes it will be able to maintain Allen & Pierce's capital requirements for at least the next 12 months without any additional infusion of capital.

PART II -- OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
-----------

27    Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BEDFORD HOLDINGS, INC.
                                    (Registrant)

Date: October 12, 1999
                                    /s/ Leon Zapoll
                                    --------------------------------------------
                                    Leon Zapoll
                                    President

Date: October 12, 1999

                                    /s/ Robert Samila
                                    --------------------------------------------
                                    Robert Samila
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)