Form 10KSB40
period 1999-12-31
BEDFORD HOLDINGS INC
filed 2000-03-30
CIK 1022898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-25561

                             BEDFORD HOLDINGS, INC.
             (Exact name of Registrant as specified in its Charter)

             New Jersey                              13-3901466
  (State or other jurisdiction of
   incorporation or organization)          (I.R.S. Employer Identification No.)

  300 Blaisedell Road, Orangeburg, NY                  10962
(Address of principal executive offices)             (Zip Code)


                                 (914) 398-1844
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                      None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES
                             EXCHANGE ACT OF 1934:

                           Common Stock, no par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1999 was approximately $_______.

The number of shares of Registrant's Common Stock outstanding on December 31, 1999 was 21,263,500.

             Revenue for the most recent fiscal year was $(20,797).

                                     Part I

Item 1. Description of Business

Bedford Holdings, Inc., (the "Company") was established in 1996 as a holding company for Allen & Pierce Securities, Inc., a broker-dealer ("Allen & Pierce"), and with a view toward acquiring other businesses. Allen & Pierce has been in business since 1989 and is registered as a securities broker-dealer with the U.S. Securities and Exchange Commission and as an introducing broker with the U.S. Commodities Futures Trading Corporation.

During the early to mid-1990s the Company derived substantial commission revenues primarily from commissions earned on currency and other commodity trading on behalf of customers in countries located in the former USSR. With the turmoil in the Russian economy of the mid to late 1990s the Russian government severely restricted the ability of Russian citizens to maintain securities and commodities trading accounts abroad. These restrictions, coupled with substantial losses suffered by certain of the Company's customers, resulted in a precipitous drop in the Company's commission revenues. In 1997, seeking to replace the lost commission revenues, the Company turned to commodities trading for its own account. However, in part because of its limited capital, its trading activities generated losses rather than gains. In late 1997 the Company began to develop a new business strategy. This strategy was based on (i) using the Company's "window to Wall Street" as a broker-dealer to open access to the U.S. capital market for companies located in the former USSR, and (ii) developing an online commodities and securities trading operation. The first portion of this strategy is currently "on hold" as a result of the unsettled conditions in the countries of the former USSR.

In October, 1997 the Company entered into an agreement with ZAO AO VENCO, a privately held Russian company owning a stake of approximately 60% in a privately owned Russian oil company which holds development rights to five oil fields in Siberia. Under this agreement, the Company was to issue 52% of its common stock to the President of ZAO AO VENCO in exchange for the shares it was acquiring, and the Company was to raise at least $35 million dollars to finance the construction of a pipeline connecting the oil fields to the main pipeline running through Siberia. The Company was unable to raise the required financing, in part due to unsettled conditions in Russia, and in 1998 the parties terminated that agreement by mutual consent.

In March, 1999 the Company entered into an Exchange Agreement with O'zsanoatqurilishbank, a substantially privatized Uzbekistan bank ("SQ Bank") under which it offered to exchange shares representing 80% of its outstanding common stock for the outstanding common shares of SQ Bank. In early May of 1999 the parties jointly determined that has a result of various uncertainties in Uzbekistan, none of which related specifically to SQ Bank, the exchange offer should be suspended indefinitely, and that neither of the parties would have any further obligation under the exchange agreement. The Company anticipates that if and when the various uncertainties in Uzbekistan are resolved, the parties may reinstate the exchange offer, but neither party is obligated to do so and no assurances can be given in that regard.

The Company is in the process of installing an online trading system which will provide for execution of both securities and commodities trades. The Web page will appear in four languages - English, French, Russian and either German or Chinese. The Company believes that in many cases high net worth individuals whose first language is not English, and companies owned by such individuals, are more comfortable dealing in their native language in financial matters and will find the Company's system attractive. Initially the system will provide for transmission over the Internet of customer orders to the Company's offices and immediate verification of the customer's margin status. Thereafter, the actual trade will be executed by an Allen & Pierce broker through telephone connection to the appropriate stock exchange, commodities exchange or other market via telephone to the floor broker or market maker. This system will allow direct supervision of the trades by a responsible individual during the initial development of the system. It is anticipated that at a later date execution will be fully automated.

The Company intends to lease the system, rather than buying it, under a lease which will require payments of approximately $3,500 per month. A web site is currently in operation which provides online commodity futures trading, and the site is expected to be fully operational, including online securities trading, by the end of April. The Company intends to begin a series of courses for investors on online trading, also commencing in April, as a means of developing its customer base in this area.

Pending completion of the online trading system, the Company has not been actively pursuing new accounts. However, it has received on an unsolicited basis, and executed, several orders from one U.S. customer. Aside from this limited activity, the Company does not have any current source of revenues, and does not anticipate having a source of current revenues until its online trading system becomes substantially operational.

                                   COMPETITION

There is significant competition in all aspects of the securities business. In addition to competition from firms currently in the securities business, there has been increasing competition from other sources, such as commercial banks and investment boutiques. As a result of pending legislative and regulatory initiatives in the U.S. to remove or relieve certain restrictions on commercial banks, it is anticipated that competition in some markets currently dominated by investment banks and securities firms may increase in the near future. There is also significant competition in all aspects of the commodities futures business. However, the number of firms offering both securities and commodities futures trading online is extremely limited, and the Company's strategy is to focus on the niche market consisting of investors who desire both types of accounts from a single investment firm.

                                    EMPLOYEES

At December 31, 1999, the Company had 2 employees, Mr. Zapoll and Mr. Samila.

                                   REGULATION

The Company's business and the securities industry in general are subject to extensive regulation in the U.S. at both the Federal and state level, as well as by industry Self Regulatory Organizations ("SROs"). The Securities and Exchange Commission ("Commission") is the Federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the U.S., and the Commodities Futures Trading Corporation ("CFTC") is primarily responsible for the regulation of the futures business. In addition, the Department of the Treasury and the Municipal Securities Rulemaking Board have the authority to promulgate regulations relating to U.S. government and agency securities and to municipal securities, respectively, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other U.S. institutions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the NASD, the NYSE and other securities exchanges, the National Futures Association (the "NFA") and the commodities exchanges.

Allen & Pierce is registered as a broker-dealer with the Commission and is a member of, and subject to regulation by, a number of securities industry SROs, including the NASD. Allen & Pierce is also registered as a broker-dealer in New York, and as an introducing broker with the CFTC.

The SEC has recently become active in the enforcement of its regulations in the area of online trading activities in an effort to curb various abuses which have occurred in that area. It may be anticipated that such enforcement will continue or increase, and that additional regulations may be adopted, some of which could adversely affect the Company's plans to move into this area.

                            NET CAPITAL REQUIREMENTS

As a broker-dealers registered with the Commission, Allen & Pierce Securities is subject to the capital requirements of the Commission. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the U.S. Broker-Dealers are required to maintain and also limit the amount of leverage that the U.S. Broker-Dealers are able to obtain in their businesses. As an introducing broker, Allen & Pierce is also subject to the capital requirements of the CFTC.

"Net capital" is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer's assets that are not readily convertible into cash (such as goodwill, furniture, prepaid expenses, exchange seats and unsecured receivables), and further reduced by certain percentages (commonly called "haircuts") of the market value of a broker-dealer's positions in securities and other financial instruments.

      As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of December 31, 1999, the Company was in excess of net capital requirements by $47,052 and had an aggregate indebtedness to excess net capital ratio of 23%.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of December 31, 1999, the Company was in excess of these net capital requirements by $22,042.

Item 2. Description of Property

The Company's operations are located in a 6,000 square foot leased facility in Orangeburg, New York. The term of the lease is 10 years and current monthly rental is approximately $5,000. The Company has no special requirements beyond ordinary commercial office space, and management believes that this facility will be adequate for its purposes for the foreseeable future.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is quoted under the symbol "BFHI" on the NASDAQ Electronic Bulletin Board. The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the NASD. NASDAQ Bulletin Board. Quotations reflect inter dcaler prices, without retail markup, mark down or commission and may not represent actual transactions.

                                                        BID PRICES
YEAR                    PERIOD                        HIGH     LOW
1997                    Third Quarter                  $0.80    $0.25
                        Fourth Quarter                 $1.10    $0.60
1998                    First Quarter                  $0.65    $0.60
                        Second Quarter                 $1.10    $0.65
                        Third Quarter                 $1.125   $0.688
                        Fourth Quarter                $2.875    $2.25
1999                    First Quarter                  $2.25   $0.438
                        Second Quarter                 $2.50   $1.375
                        Third Quarter                 $1.375   $0.125
                        Fourth Quarter                 $6.00   $0.188

The Company's securities were not publicly traded prior to August, 1997. As of March 28, 2000 the reported bid price for the Company's common stock was $_____ per share.

SHAREHOLDERS

As of December 31, 1999, the Company had 21,263,500 shares of Common Stock outstanding held by 10 shareholders of record.

DIVIDENDS

The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10SB, Registration No. 000-25561.

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

OVERVIEW

The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989. For its initial two years, Allen & Pierce carried out a general securities and commodities brokerage business. With the disintegration of the former USSR and the opening of the Russian economy the Company developed a significant number of new trading accounts which, yielded substantial commission revenues. With the turmoil in the Russian economy of the mid to late 1990s Russian government prohibited Russian citizens from maintaining securities and commodities trading accounts abroad. This restriction, coupled with substantial losses suffered by certain of the Company's customers, resulted in a precipitous drop in the Company's commission revenues. In late 1997 the Company began to develop a two pronged business strategy. The first prong of this strategy was to use the Company's "window to Wall Street" as a broker-dealer to open access to the U.S. capital markets for the many private business enterprises with a serious and immediate need for capital. This portion of the strategy is "on hold" because of current unsettled conditions in the region. The second prong of the strategy is to install an online trading system directed toward certain niche markets in the securities and commodities brokerage field where the Company believes it has a competitive advantage. The Company is also actively pursuing the possibility of a merger with one or more other business entities.

RESULTS OF OPERATIONS

The major factor affecting the Company's results of operations for the twelve months ended December 31, 1999 was a charge taken for a trading loss of $154,401 which the Company discovered after the close of the second quarter it had incurred some time earlier.

The Company effectively ceased significant proprietary trading for its own account in early 1999. However, in May of 1997 Allen & Pierce had transferred $150,000 to an account maintained by Annesley Co., Ltd., an investment fund, with INCOMBANK Cyprus. On July 29, 1999 the Company was informed in the course of an NASD inspection that INCOMBANK Cyprus was in liquidation. The Company requested a return of the balance in its account and was informed for the first time that the $150,000 had in fact been applied to buy Russian government treasury bills, and that the investment was substantially worthless.

The $314 in revenue recorded by the Company during the twelve months ended December 31, 1999 represented commissions on orders which the Company received on an unsolicited basis from a single customer. It had had no revenue during the corresponding twelve months of 1998.

The other major factor affecting operations was interest expense. Interest expense of $106,058 during the twelve months ended December 31, 1999 as against $9,273 during the corresponding twelve months of 1998 reflected an increase in the short-term borrowings referred to below.

The Company is not presently soliciting new brokerage accounts pending completion of the installation of its online trading system. Its only source of revenue is limited amounts of brokerage commissions generated through unsolicited orders of one substantial customer. This situation is expected to continue until installation of the proposed online trading system has been completed. The Company expects that its online trading system will be fully operational by the end of calendar 2000.

In December 1999, the Company relocated from 90 West Street in New York City, New York to 300 Blaisdale Road in Orangeburg, New York. The lease for this facility calls for monthly rental of approximately $5,000. Management determined that it would not be economic to move the furniture and office equipment at the 90 West Street location. Accordingly, the $24,580 book value of the furniture and office equipment at the time of the relocation was expensed to "loss on abandoned fixed assets" at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The decrease in total assets to $74,063 as of December 31, 1999 from $1,879,272 as of December 31, 1998 reflects primarily the write-off of $150,000 in bad debts expense described above (which had been carried as a receivable from broker) and repayment of borrowed funds during the first quarter of 1999.

The elimination of commission revenues commencing in mid-1997 severely impacted the Company's liquidity. In order to sustain its operations while the Company began implementing its new business strategy, the Company found it necessary to resort to short-term borrowing. During the period from April, 1998 through January 31, 1999, the Company had issued unsecured promissory notes in an aggregate principal amount of approximately $2.2 million to ___ accredited investors, including ___ corporation and ___ individuals. The terms of these notes ranged from 1 month through 1 year and the notes bore interest at rates ranging from 8.5% to 25%. As of December 31, 1999 the aggregate amount of such notes outstanding was $869,177. During 1999 the Company repaid a substantial amount of the short term borrowing it had done during the year ended December 31, 1998. The bulk of these funds had been retained in the Company's bank account, and repayment of the loans was made from this source. The

Company determined that in view of its having effectively ceased trading for its own account the proceeds of these additional borrowings were not required for liquidity purposes.

      As of December 31, 1999 the Company's liquidity position was precarious. In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that they will continue to roll this debt over for at least the next 12 months while the Company completes installation of its online trading system. However, they are not legally obligated to do so and there can be no assurance that these lenders will continue to renew their loans. Any such termination would severely impact the Company's ability to carry out its plan of operations and to continue as a going concern.

In September the Company reduced its net capital requirements to $5,000 by becoming a $5,000 broker-dealer through an agreement with the NASD limiting by contract the activities in which it can engage. With this change, the Company believes it will be able to maintain Allen & Pierce's capital requirements for at least the next 12 months without any additional infusion of capital.

Item 7. Financial Statements

                              BRIAN DONAHUE, C.P.A
                           CERTIFIED PUBLIC ACCOUNTANT

                       354 Main Street, Chatham, NJ 07928

                     Phone: (973)635-2111 Fax: (973)635-0992


                           INDEPENDENT AUDITORS REPORT


The Shareholders

Bedford Holdings Inc.


I have audited the accompanying balance sheet of Bedford Holdings Inc. (the Company) as of December 31, 1999 and December 31, 1998 and the related statements of income and change in owners' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bedford Holdings Inc. as of December 31, 1999 and December 31, 1998 and the results of operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles consistently applied.

As more fully discussed in Note 6 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters are also described in Note 6 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.


Brian Donahue

Chatham, New Jersey

March 24, 2000

                              BEDFORD HOLDINGS INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                1999           1998
ASSETS

  Current assets:
     Cash                                        $63,062     $1,760,372
     Deposits with clearing broker                 1,001         66,796
                                              ----------    -----------

         Total Current Assets                     64,063      1,827,168

  Other assets:
     Fixed assets (net of accumualted                  0         38,010
     Security deposit                             10,000         14,094
                                              ----------    -----------

                                                 $74,063     $1,879,272
                                              ==========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:
     Short term loans payable                    869,177      2,182,257
     Interest payable                             43,819          9,274
     Accrued expenses & accounts payable          12,058          8,405
                                              ----------    -----------

         Total Current Liabilities               925,054      2,199,936

  Shareholders' Equity:
     Common stock, $001 par value; authorized
       40,000,000 shares, issued, and
       outstanding                                21,263         21,243

       21,263,500  at  December  31, 1999 and
       December 31, 1998
     Additional paid in capital                1,044,468        969,488
     Treasury stock, 6,500 shares at cost         (6,500)        (6,500)
     Retained deficit                         (1,910,222)    (1,304,895)
                                              ----------    -----------
                                              ----------    -----------
      Total stockholders deficit                (850,991)      (320,664)
                                              ----------    -----------

                                                 $74,063     $1,879,272
                                              ==========    ===========

         Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                  1999          1998

Commission revenue                                  $314              $0
Trading loss                                     (21,111)       (220,216)
                                            ------------    ------------

Total revenues                                   (20,797)       (220,216)


Less selling, general, and administrative       (290,629)       (362,143)
Less depreciation expense                        (13,430)        (13,430)
Less bad debt expense                           (150,000)              0
                                            ------------    ------------

Loss from operations                            (474,856)       (595,789)


Other Income (expenses):
    Interest income                                  167           1,205
    Interest expense                            (106,058)         (9,273)
    Loss on abandoned fixed assets               (24,580)              0
                                            ------------    ------------


Net loss before income tax provision            (605,327)       (603,857)

Provision for income tax                               0               0
                                            ------------    ------------


Net Loss                                       ($605,327)      ($603,857)
                                            ============    ============

Loss per common share:
Basic                                             ($0.03)         ($0.03)

Weighted average of common shares:
Basic                                         21,246,349      21,243,500

         Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
               CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                     Common Stock           Paid in       Treasury      Retained
                                    Shares       Amount      Capital        Stock         Deficit        Total

Balance at December 31, 1997        21,244,000    $21,243       $969,488      ($6,000)      ($701,038)    $283,693

Purchase of treasury stock                (500)                                  (500)                        (500)

Net loss for fiscal year                                                                     (603,857)    (603,857)
                                 -------------  ---------  -------------  -----------  --------------  -----------

Balance at December 31, 1998        21,243,500    $21,243       $969,488      ($6,500)    ($1,304,895)   ($320,664)

Issuance of common stock
  for compensation                      20,000         20         74,980                                    75,000

Net loss for fiscal year                                                                     (605,327)    (605,327)
                                 -------------  ---------  -------------  -----------  --------------  -----------


Balance at December  31, 1999       21,263,500    $21,263     $1,044,468      ($6,500)    ($1,910,222)   ($850,991)
                                 =============  =========  =============  ===========  ==============  ===========

         Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                          1999           1998
Operating Activities:
  Net loss                                             ($605,327)     ($603,857)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation and amortization                      13,430         13,341
       Loss on abandoned of fixed assets                  24,580          1,293
       Issuance of common stock for                       75,000              0

Changes in other operating assets and liabilities:
     Deposits with clearing broker                        65,795        128,499
     Security deposit                                      4,094         (6,804)
     Short term loans payable                         (1,313,080)     2,182,257
     Interest payable                                     34,545          9,274
     Accrued expenses & accounts payable                   3,653         (4,113)
                                                     -----------    -----------

Net cash used by operations                           (1,697,310)     1,719,890

Financing Activities:
     Purchase of treasury stock                                0           (500)
                                                     -----------    -----------

Net cash provided by financing activities                      0           (500)
                                                     -----------    -----------

Net decrease in cash during fiscal year               (1,697,310)     1,719,390

Cash balance at beginning of fiscal year               1,760,372         40,982
                                                     -----------    -----------

Cash balance at end of fiscal year                       $63,062     $1,760,372
                                                     ===========    ===========

Supplemental disclosures of cash flow
     Interest paid during the fiscal year                $62,239             $0
     Income taxes paid during the fiscal year                 $0             $0

         Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

Note 1:  Organization of the Company

Bedford Holdings, Inc. (the Company) is a New Jersey State Corporation formed in July, 1996 for the purpose of purchasing and holding the common stock of various companies for investment. The consolidated financial statements includes the accounts of the Company's wholly owned subsidiary, Allen & Pierce Securities Inc.

Allen & Pierce Securities, Inc. (the subsidiary) is a New York State Corporation formed on January 5, 1989 for the purpose of conducting business as a broker dealer in securities and as an introducing broker in futures and options. The Company purchased 100% of the issued and outstanding stock of Allen & Pierce Securities Inc. in August 1996 by issuing common stock.

The subsidiary operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and accordingly, is exempt from the remaining provision of the rule. Essentially, the requirements of paragraph
(k)(2)(ii) provide that the subsidiary clear all transactions on behalf of customers on a fully disclosed basis with a clearing broker dealer. The clearing broker dealer carries the accounts of the Company's customers and maintains all related books and records required to service the Company's customers. Likewise, as an introducing broker in futures and options, the Company is required to carry all customer accounts on a fully disclosed basis with a clearing futures commission merchant. The clearing futures commission merchant is required to maintain the books and records that are required to service these customers.

Note 2: Summary of Significant Accounting Principles

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Revenue Recognition: All transactions are recorded on a settlement date basis which is generally five business days for security transactions and same day for commodity transactions.

Bad debt expense: During fiscal 1998, the Company had deposited U.S dollars of $150,000 with a Russian financial institution for the purpose of buying Russian government bonds. In August 1999, the Russian financial institution became insolvent and the recovery of the deposit became unlikely. Management decided to write off the full amount of this deposit to bad debt expense.

Fixed assets: Firm assets are stated at costs and depreciation is computed on a straight line basis over the estimated useful life of the underlying asset ranging from 3 to 10 years.

In December 1999, the Company relocated from 90 West Street in New York City, New York to 300 Blaisdale Road in Orangeburg, New York. At the time of the relocation, management decided to abandon the furniture and office equipment at the 90 West Street location. The book value of the furniture and office equipment at the time of the relocation was $24,580 and was expensed to "loss on abandoned fixed assets" at December 31, 1999.

Treasury Stock. The Company uses the cost method in the recording of the purchase of treasury stock. During 1997 and 1998, the Company purchased 6,500 shares of its common stock for $6,500.

Short term loans payable: Short-term loans payable include unsecured promissory notes due to individuals. The notes mature in fiscal year 2000 with interest rates ranging from 8.5% to 25% payable at maturity. Interest payable includes the amount of accrued interest payable on the short-term notes as of December 31, 1999.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1999 presentation

Income Taxes: The Company accounts for income taxes under the accrual method established by Statement of financial accounting standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected futures tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse. Since the Company has experienced losses in fiscal 1999 and 1998 and cannot reasonably anticipate future net income, management cannot estimate any future benefit in the form of a deferred tax asset from any loss carry-forwards against future profits.

Recent Pronouncements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivative assets and liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for the Company in the year June 30, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations and changes in cash flows.

Note 3: Net Capital Requirements

The following note applies to the Company's wholly owned subsidiary, Allen & Pierce Securities, Inc.

As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of December 31, 1999, the Company was in excess of net capital requirements by $47,052 and had an aggregate indebtedness to excess net capital ratio of 23%.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of December 31, 1999, the Company was in excess of these net capital requirements by $22,042.

Note 4: Commitments and Contingencies

In November 1999, through its wholly owned subsidiary, the Company became committed to a non-cancelable operating lease for office space. Future minimum lease payments required under this lease is as follows:

            November 2000                   $60,000
            November 2001                    61,200
            November 2002                    62,424
            November 2003                    63,672
            November 2004                    64,945
            Through November 2009           344,738
                                           --------

            Total minimum lease payments   $656,980
                                           ========

            Rent expense for fiscal year 1999 was $45,925.

Note 5: Litigation

The Company has no legal proceedings against it nor is aware of any pending, threatened or contemplated, or unsatisfied judgements against it.

Note 6:  Going Concern Discussion

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern. However, during the twelve months ending December 31, 1999 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $605,327 and $603,857 for the years ending December 31, 1999 and December 31, 1998, respectively. This condition raises substantial doubt to the ability of the Company to continue as a going concern.

Management's plans with regard to this matter is as follows:

The Company, through a plan formalized in fiscal year 1998, intends to develop an "on-line trading web-site" that will accommodate both equity and futures trading for retail brokerage. Management expects that implementation of the web-site to be completed in fiscal year 2000. Management expects that the implementation of its "on-line" trading will generate significant commission brokerage revenues. The proceeds of these anticipated revenues will be used to pay the Company's outstanding short-term notes and to expand its anticipated base of customers globally.

The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7: Income Taxes

At December 31, 1999, the Company had $872,110 of net operating loss carry-forwards which expire in years 2013 and 2014. No portion of the net operating loss carry-forwards have been recognized as an intangible asset. The following represents a reconciliation between net losses and loss carry-forwards for 1999 and 1998:

                                       1999         1998
                                    ---------    ---------

            Net loss                 $605,327     $603,857

            Excess of capital
              losses over capital
              gains                   (18,111)    (318,963)
                                    ---------    ---------

            Taxable losses           $587,216     $284,894
                                    =========    =========

Note 8:  Common Stock Transactions

In November 1999, the Company issued 20,000 of common stock to an advertising company in return for services rendered. The Company recorded $75,000 in compensation expense, which represented the fair market value of the shares issued at the date of the transaction.

Note 9:  Fair Value of Financial Instruments

The carrying amounts of cash, deposits with brokers, short-term borrowings, and accounts payable and accrued expenses are estimated by the Company to approximate fair value at December 31, 1999.

Note 10: Earnings per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based upon the weighted average of common shares outstanding during the year. All net losses reported in the financial statements are available to common stockholders. The Company had no other financial instruments convertible into common shares during 1999 and 1998.

Note 11:  Year 2000 Readiness

The Company is actively addressing the issues related to the date change in year 2000. This is necessary because many computer systems were programmed using only two digits to contain the year in the date fields. On January 1, 2000, many of these programs might have failed to perform date calculations correctly and produce erroneous results. This could have temporarily prevented the Company from processing business transactions. The Company began efforts to address this issue during 1999. As of the date of this report, the Company or its significant vendors has experienced no disruption of business due to the year 2000 issue.

The costs associated with the remediation efforts had been externally generated. These costs related principally to consulting costs in relation to upgrading current systems.

There are significant risks associated with the year 2000 issues. Many of these risks such as those associated with electrical power or telecommunications are outside the reasonable control of the Company. Also, the failure of a significant number of the Company's business relationships could have a material impact on the Company's operations. These risks are largely outside the control of the Company. Although the Company believes its remediation and contingency planning efforts adequately identified and addressed the year 2000 issues that are within the Company's reasonable control, there can be no assurance that the Company's efforts will be fully effective in the event of future disruptions associated with this problem. Due to the significant risks, the Company's management continues to monitor the year 2000 issue very closely.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance With
Section 16(a) of the Exchange Act

      The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms and until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

                                                         Date became director or
Name           Age  Positions                            executive officer
----           ---  ---------                            -----------------
Leon Zapoll    48   President and Director               July 1996
Robert Samila  57   Chief Financial Officer, Secretary   July 1996
                    Treasurer and Director

      There are no family relationships between any of the directors and executive officers. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

      Leon Zapoll. Mr. Zapoll has been the President of the Company since its organization in 1996, and Vice President of Allen & Pierce Securities, its predecessor, since 1989. He is licensed by the Commodities Futures Trading Corporation as a commodities principal and an associated person.

      Robert Samila. Mr. Samila has been the Chief Financial Officer of the Company and President of Allen & Pierce Securities, its predecessor, since 1989. He became an officer and director of the Company upon its organization as a holding company in 1996. Prior to that time he was employed in various capacities by a number of firms in the securities industry, and as an examiner for the National Association of Securities Dealers, Inc. He is qualified as a general securities principal, financial operations principal, registered options principal, and municipal bond principal, and is licensed by the Commodities Futures Trading Corporation as a supervising sole principal, associated person and commodities principal. He is registered as a Branch Manager with the New York Stock Exchange and was in the past an Allied Member of the American Stock Exchange. He is currently licensed as a salesperson in the state of New York and as in the past been licensed in a number of other states. He holds a bachelor's degree in Business Administration from Seton Hall University.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

      The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the prior three (3) fiscal years. No bonuses or stock options were granted and no additional compensation was paid or deferred.

                                                                                   Securities
                                                             Other                 Under-
                                                             Annual    Restricted  lying
                                                             Compen-   Stock       Options/
Name and Principal Position      Year      Salary    Bonus   sation    Awards      SARs
---------------------------      ----      ------    -----   ------    ------      ----
Leon Zapoll, President           1999
                                 1998      10,200        0        0         0         0
                                 1997           -        0        0         0         0
Robert Samila Chief Financial    1999
Officer, Treasurer and
Secretary
                                 1998     $22,100        0        0         0         0
                                 1997     $22,100        0        0         0         0
                                 1996     $22,100        0        0         0         0

* Prior to August, 1996, Allen & Pierce Securities, Inc. operated as in S corporation. Mr. Zapoll was its sole shareholder. It showed a loss for the 1996 partial year.

COMPENSATION OF DIRECTORS

      No Director receives or has received any compensation from the Company for service as a member of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of December 31, 1999, certain information with respect to the Company's equity securities believed by the Company to be owned of record or beneficially by (i) each Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class               Name and Address of Beneficial Owner    Number of Shares   % of Class
---------------              -------------------------------------   ----------------   ----------
Common Stock                 Leon Zapoll                                 20 million        94.1%
                             36 Wescott St.
                             Old Tappan, NJ 07675
All officers and directors                                               20 million        94.1%
as a group

      Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The securities listed above are held by Mr. Zapoll's wife, who has sole investment and voting power with respect to such shares. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Item 12. Certain Relationships and Related Transactions

Not applicable.

Item 14. Exhibits and Reports on Form 8K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BEDFORD HOLDINGS, INC.
                                          (Registrant)


                                    By:   __________________________________
                                          Leon Zapoll, President

Dated March ___, 1999

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
---------                   -----                             ----


________________________    Chairman of the Board, Treasurer
Leon Zapoll                 and Director                      March ___, 1999

________________________    President and Director            March ___, 1999
Robert Samila