Form 10KSB40/A
period 1999-12-31
BEDFORD HOLDINGS INC
filed 2000-04-03
CIK 1022898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 AMENDMENT NO. 1

                                       TO


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

                           Common Stock, no par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1999 was approximately $315,800.


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


The Company's securities were not publicly traded prior to August, 1997. As of March 28, 2000 the reported bid price for the Company's common stock was $1.50 per share.

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


The elimination of commission revenues commencing in mid-1997 severely impacted the Company's liquidity. In order to sustain its operations while the Company began implementing its new business strategy, the Company found it necessary to resort to short-term borrowing. During the period from April, 1998 through December 31, 1999, the Company had issued unsecured promissory notes in aggregate principal amounts outstanding at any time of approximately $2.2 million to 11 accredited investors, including 4 corporations and 7 individuals. The terms of these notes ranged from 1 month through 1 year and the notes bore interest at rates ranging from 8.5% to 25%. As of December 31, 1999 the aggregate amount of such notes outstanding was $869,177. During 1999 the Company repaid a substantial amount of the short term borrowing it had done during the year ended December 31, 1998. The bulk of these funds had been retained in the Company's bank account, and repayment of the loans was made from this source. The

Company determined that in view of its having effectively ceased trading for its own account the proceeds of these additional borrowings were not required for liquidity purposes.

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



/s/ Brian Donahue


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

Recent Pronouncements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivative assets and liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for the Company in the year 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations and changes in cash flows.


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


                                                                                   Securities
                                                             Other                 Under-
                                                             Annual    Restricted  lying
                                                             Compen-   Stock       Options/
Name and Principal Position      Year      Salary    Bonus   sation    Awards      SARs
---------------------------      ----      ------    -----   ------    ------      ----
Leon Zapoll, President           1999          --        0        0         0         0
                                 1998     $10,200        0        0         0         0
                                 1997          --        0        0         0         0

Robert Samila Chief Financial    1999     $22,100        0        0         0         0
Officer, Treasurer and           1998     $22,100        0        0         0         0
Secretary                        1997     $22,100        0        0         0         0
                                 1996     $22,100        0        0         0         0


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


                                          BEDFORD HOLDINGS, INC.
                                          (Registrant)


                                    By:   /s/ Leon Zapoll
                                          --------------------------------------
                                          Leon Zapoll, President

Dated April 3, 2000


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date
---------                   -----                               ----


/s/ Leon Zapoll
------------------------    Chairman of the Board, Treasurer
Leon Zapoll                 and Director                        April 3, 2000

/s/ Robert Samila
------------------------    President and Director              April 3, 2000
Robert Samila