Form 10QSB
period 2000-03-31
BEDFORD HOLDINGS INC
filed 2000-05-12
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25561

                             BEDFORD HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

         NEW JERSEY                                 13-3901466

(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

        300 Blaisedell Road
        Orangeburg, New York                           10962
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,263,500 shares of the Company's Common Stock, no par value, were outstanding as of May 9, 2000.

ITEM I - FINANCIAL STATEMENTS

                              BEDFORD HOLDINGS INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999


                                                      3/31/2000      12/31/1999
ASSETS

  Current assets:

Cash                                                  $   216,669    $    63,062
     Deposits with clearing broker                         51,435          1,001

         Total Current Assets                             268,104         64,063

  Other assets:
     Fixed assets (net of accumulated depreciation)        23,216              0
     Security deposit                                      10,000         10,000

                Total Assets                          $   301,320    $    74,063

LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
     Short term loans payable                             909,177        869,177
     Interest payable                                      69,695         43,819
     Deferred income                                      219,178              0
     Accrued expenses & accounts payable                    8,402         12,058

         Total Current Liabilities                      1,206,452        925,054

 Shareholders' Equity:
     Common stock, $001 par value;
       authorized 40,000,000 shares, issued, and
       outstanding 21,263,500 at December 31, 1999 and
       March 31, 2000                                      21,263         21,263

     Additional paid in capital                         1,044,468      1,044,468
     Treasury stock, 6,500 shares at cost                  (6,500)        (6,500)
     Retained deficit                                  (1,964,363)    (1,910,222)
        Total stockholders deficit                       (905,132)      (850,991)

Total Liabilities & Shareholders' Equity              $   301,320    $    74,063

Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE QUARTER ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                           3/31/2000      3/31/1999

Franchise revenue                         $  30,822       $       0
Commission revenue                                0       $       0
Trading loss                                      0          (4,874)

Total revenues                               30,822          (4,874)


Less selling, general, and
  administrative expenses                   (57,860)        (52,625)
Less depreciation expense                      (746)         (2,960)

Loss from operations                        (27,784)        (60,459)

Other Income (expenses):
    Interest income                             (75)            167
    Interest expense                        (26,282)        (16,994)


Net loss before income tax provision        (54,141)        (77,286)

Provision for income tax                          0               0


Net Loss                                   ($54,141)       ($77,286)


Loss per common share:
Basic                                        ($0.00)         ($0.00)

Weighted average of common shares:
Basic                                    21,263,500      21,243,500

--------------------------------------------------------------------------------
Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
               CONSOLIDATED STATEMENT OF CHANGES IN OWNERS' EQUITY
                      FOR THE QUARTER ENDING MARCH 31, 2000


                                       Common Stock        Paid in     Treasury   Retained
                                     Shares      Amount    Capital      Stock      Deficit       Total

Balance at January 1, 2000         21,263,500   $21,263   $1,044,468   ($6,500) ($1,910,222)   ($850,991)

Net loss for the period                                                             (54,141)     (54,141)
                                   ----------   -------   ----------   -------- ------------   ---------

Balance at March 31, 2000          21,263,500   $21,263   $1,044,468   ($6,500) ($1,964,363)   ($905,132)
                                   ==========   =======   ==========   ======== ============   =========

Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE QUARTER ENDING MARCH 31, 2000 AND MARCH 31, 1999

                                                     3/31/2000      3/31/1999
Operating Activities:
  Net loss                                            ($54,141)      ($77,286)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation and amortization                       746          2,960

Changes in other operating assets and
  liabilities:
     Deposits with clearing broker                     (50,434)        56,373
     Deferred income                                   219,178              0
     Short term loans payable                           40,000     (1,529,970)
     Interest payable                                   25,876              0
     Accrued expenses & accounts payable                (3,656)        (6,404)
                                                     ---------    -----------
Net cash provided by (used by)
  operations                                           177,569     (1,554,327)

Investing activities
     Purchase of office construction                   (11,580)             0
     Purchase of office equipment & furniture          (12,382)             0
                                                     ---------    -----------
Net cash provided by investing activities              (23,962)             0
                                                     ---------    -----------
Net increase (decrease) in cash during
  period                                               153,607     (1,554,327)

Cash balance at beginning of
  period                                                63,062      1,760,372
                                                     ---------    -----------

Cash balance at end of period                        $ 216,669    $   206,045
                                                     =========    ===========

Supplemental disclosures of cash flow information:
     Interest paid during the quarter                $     406    $         0
     Income taxes paid during the quarter            $       0    $         0

Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

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

Revenue Recognition: All transactions are recorded on a settlement date basis which is generally five business days for security transactions and same day for commodity transactions. Deferred franchise fee deposits are amortized on a straight-line basis over the period of the underlying franchise agreement.

Fixed assets: Firm assets are stated at costs and depreciation is computed on a straight line basis over the estimated useful life of the underlying asset ranging from 3 to 10 years.

Treasury Stock. The Company uses the cost method in the recording of the purchase of treasury stock. During 1997 and 1998, the Company purchased 6,500 shares of its common stock for $6,500.

Short term loans payable: Short-term loans payable include unsecured promissory notes due to individuals. The notes mature in fiscal year 2000 with interest rates ranging from 8.5% to 25% payable at maturity. Interest payable includes the amount of accrued interest payable on the short-term notes as of March 31, 2000.

Reclassifications: Certain prior year amounts have been reclassified to conform to the March 31, 2000 presentation.

Income Taxes: The Company accounts for income taxes under the accrual method established by Statement of financial accounting standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected futures tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse. Since the Company has experienced losses in prior periods and cannot reasonably anticipate future net income, management has established a policy of a 100% valuation allowance against any deferred tax assets resulting from net operating loss carry-forwards.

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

As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of March 31, 2000, the Company in excess of net capital requirements by $215,381 and had an aggregate indebtedness to excess net capital ratio of 4%.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of March 31, 2000, the Company was in excess of these net capital requirements by $190,381.

Note 4: Deferred Franchise Fees

During the period, the Company received $250,000 in franchise fees. The Company has entered into an agreement with an individual whereby the individual has agreed to open several branch offices in the subsidiary's name for the purpose developing brokerage commission revenues for the Company. The agreement expires in February 2001.

Note 5: Fair Value of Financial Instruments

The carrying amounts of cash, deposits with brokers, short-term borrowings, and accounts payable and accrued expenses are estimated by the Company to approximate fair value at March 31, 2000.

Note 6: Earnings per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based upon the weighted average of common shares outstanding during the year. All net losses reported in the financial statements are available to common stockholders. The Company has no other financial instruments convertible into common shares.

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

OVERVIEW

      The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989. For its initial two years, Allen & Pierce carried out a general securities and commodities brokerage business. With the disintegration of the former USSR and the opening of the Russian economy in the early 1990s the Company saw an opportunity to take advantage of its President's language and knowledge of the former USSR to develop a new source of brokerage business. Mr. Zapoll, the President, traveled extensively in Russia and Uzbekistan in the early 1990s and was successful in developing a significant number of new trading accounts which, over the next several years yielded substantial commission revenues. With the turmoil in the Russian economy of the mid to late 1990s Russian government prohibited Russian citizens from maintaining securities and commodities trading accounts abroad. This restriction, coupled with substantial losses suffered by certain of the Company's customers, resulted in a precipitous drop in the Company's commission revenues. In 1997, seeking to replace the lost commission revenues, the Company turned to commodities trading for its own account. However, in part because of its limited capital, its trading activities generated losses rather than gains. In late 1997 the Company began to develop a two pronged business strategy. The first prong of this strategy was to use the Company's "window to Wall Street" as a broker-dealer to open access to the U.S. capital markets for the many private business enterprises with a serious and immediate need for capital. This portion of the strategy is "on hold" because of current unsettled conditions in the region. The second prong of the strategy is to install an online trading system directed toward a certain niche markets in the securities and commodities brokerage field where the Company believes it has a competitive advantage. The online trading system is expected to become fully operational during the second quarter of 2000. The Company has also begun a cautious extension of its brokerage activities. During the quarter ended March 31, 2000, the Company entered into an agreement under which an individual agreed to open several branch offices in the name of the Company's Allen & Pierce brokerage subsidiary for the purpose of developing brokerage commission revenues. This agreement has not yet been reduced to writing. It will require that the Company provide various support services, including a hiring the necessary supervisors with appropriate securities licenses to permit operations of the brances in accordance with the requirements of the National Association of Securities Dealers, Inc. The Company is also actively pursuing the possibility of a merger with one or more other business entities.

RESULTS OF OPERATIONS

      The Company is in the final stages of completing its online brokerage service, which is expected to be operational during the first quarter of 2000. As of the date of this report, no revenues had been derived from that source. The Company received $300,000 during the quarter as advance payment for the privilege of opening several branch offices under the Company's name, and for certain support services which the Company is to provide to those offices. Of the $300,000 the Company recognized $30,000 in revenue during the quarter ended March 31, 2000, all of which was related to this transaction.

      The Company moved to new offices during the quarter ended March 31, 2000 and determined that it would not be economical to move most of its furnishings to the new location. Accordingly, it wrote off the remaining book value relating to those items, resulting in a reduction in depreciation expense from $2,960 in the quarter ended March 31, 1999 to $746 in the quarter ended March 31, 2000. The increase in interest expense from $16,994 in the 1999 quarter to $26,282 in the 2000 quarter reflects an increase in the amount of the Company's short-term borrowings and a slightly higher average interest rate on those borrowings. The increase in selling, general and administrative expense to $57,860 for the March 31, 2000 quarter compared to $52,625 for the corresponding 1999 quarter reflects primarily an increase in the rental payable at the Company's new offices in Orangeburg, New York

      LIQUIDITY AND CAPITAL RESOURCES

      The increase in total assets to $301,320 as of March 31, 2000 compared to $74,063 as of December 31, 1999 reflects primarily the receipt of the $300,000 advance payment referred to above. The Company applied approximately $50,000 to an increase in its deposits with its clearing broker in preparation for bringing its online trading service into operation, and approximately $23,000 to leasehold improvements and the purchase of furniture and other fixed assets relating to its move to its new offices.

      In order to sustain its operations while the Company began implementing its new business strategy, the Company found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of March 31, 2000, the amount outstanding on these borrowings aggregated $1,206,452, with interest rates ranging from 8.5% to 25%, payable at maturity. All of these notes mature during the year 2000.

      Management believes the Company has reached a turning point. Although the Company's liquidity position remained precarious as of March 31, 2000, management is cautiously optimistic. The futures trading portion of its online brokerage service became operational during the last few days of the quarter and the remaining portions of this operation are expected to be fully implemented during the second quarter. The Company anticipates that it will begin to realize revenue from its online trading operations during the second quarter of 2000, and that the expected expansion of its other brokerage operations through the opening of new offices will generate additional revenue. In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that they will continue to roll this debt over for at least the next 12 months while the Company completes implementation of its online trading system and opens its initial additional offices. However, they are not legally obligated to do so and there can be no assurance that these lenders will continue to renew their loans. Any such termination would severely impact the Company's ability to carry out its plan of operations and to continue as a going concern.

      The Company's Allen & Pierce subsidiary is a $5,000 broker-dealer. Provided its short-term lenders remain willing to roll over their notes as they mature, the Company believes it will be able to maintain Allen & Pierce's capital requirements for at least the next 12 months without any additional infusion of capital.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.
-----------

27    Financial Data Schedule.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BEDFORD HOLDINGS, INC.
                                    (Registrant)

Date: May 11, 2000
                                    /s/ Leon Zapoll
                                    -----------------------------------------
                                    Leon Zapoll
                                    President

Date: May 11,2000

                                    /s/ Robert Samila
                                    -----------------------------------------
                                    Robert Samila
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)