Form 10QSB
period 2000-06-30
BEDFORD HOLDINGS INC
filed 2000-08-14
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000 or

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

                                 (845) 398-1844
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,263,500 shares of the Company's Common Stock, no par value, were outstanding as of August 10, 2000.

ITEM I - FINANCIAL STATEMENTS

                              Bedford Holdings Inc.
                      Unaudited Consolidated Balance Sheet
                    As of June 30, 2000 and December 31, 1999


                                                              6/30/00          12/31/99

ASSETS

Current assets:
   Cash                                                    $    44,320       $    63,062
   Deposits with clearing broker                               139,196             1,001
                                                           -----------       -----------

      Total Current Assets                                     183,516            64,063

  Other assets:
   Fixed assets (net of accumulated depreciation)               22,363                 0
   Security deposit                                             10,000            10,000
                                                           -----------       -----------

      Total Assets                                         $   215,879       $    74,063
                                                           ===========       ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Short term loans payable                                    909,177           869,177
   Interest payable                                            119,778            43,819
   Deferred income                                             156,849                 0
   Accrued expenses & accounts payable                               0            12,058
                                                           -----------       -----------

      Total Current Liabilities                              1,185,804           925,054

Shareholders' Equity:
   Common stock, $.001 par value; authorized
    40,000,000 shares, issued, and outstanding
    21,263,500 at December 31, 1999 and June 30, 2000           21,263            21,263
   Additional paid in capital                                1,044,468         1,044,468
   Treasury stock, 6,500 shares at cost                         (6,500)           (6,500)
   Retained deficit                                         (2,029,156)       (1,910,222)
                                                           -----------       -----------
      Total stockholders deficit                              (969,925)         (850,991)
                                                           -----------       -----------

           Total Liabilities & Shareholders' Equity        $   215,879       $    74,063
                                                           ===========       ===========

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                 Unaudited Consolidated Statement of Operations
       For the Six and Three months ended June 30, 2000 and June 30, 1999


                                               Six months ending                  Three months ending
                                            6/30/00          6/30/99           6/30/00          6/30/99
Franchise revenue                       $     93,151     $          0     $     62,329     $          0
Commission revenue                                 0              314                0                0
Trading loss                                  (4,985)        (154,401)          (4,985)        (149,527)
                                        ------------     ------------     ------------     ------------

Total revenues                                88,166         (154,087)          57,344         (149,527)


Less administrative expenses                (127,699)        (172,444)         (69,839)        (119,506)
Less depreciation expense                     (1,599)          (5,919)            (853)          (2,959)
                                        ------------     ------------     ------------     ------------

Loss from operations                         (41,132)        (332,450)         (13,348)        (271,992)

Other Income (expenses):
    Interest income                              306              167              381                0
    Interest expense                         (78,108)         (62,236)         (51,826)         (45,242)
                                        ------------     ------------     ------------     ------------


Net loss before income tax provision        (118,934)        (394,519)         (64,793)        (317,234)

Provision for income tax                           0                0                0                0
                                        ------------     ------------     ------------     ------------


Net Loss                                ($   118,934)    ($   394,519)    ($    64,793)    ($   317,234)
                                        ============     ============     ============     ============


Loss per common share:
Basic                                   ($      0.01)    ($      0.01)    ($      0.00)    ($      0.01)

Weighted average of common shares:
Basic                                     21,263,500       27,243,500       21,263,500       27,243,500

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                 Unaudited Consolidated Statement of Cash Flows
       For the Six and Three months ended June 30, 2000 and June 30, 1999


                                                          Six months ending                Three months ending
                                                      6/30/00         6/30/99            6/30/00         6/30/99
Operating Activities:
 Net loss                                               ($118,934)    ($  394,519)    ($   64,793)    ($  317,234)
 Adjustments to reconcile net income items
  not requiring the use of cash:
   Depreciation and amortization                            1,599           5,919             853           2,959

Changes in other operating assets and Liabilities:
  Deposits with clearing broker                          (138,195)         53,859         (87,761)        147,486
  Deferred income                                         156,849               0         (62,329)              0
  Short term loans payable                                 40,000      (1,350,254)              0         179,716
  Interest payable                                         75,959               0          50,083               0
  Accrued expenses & accounts payable                     (12,058)         (7,655)         (8,402)         (1,250)
                                                      -----------     -----------     -----------     -----------

Net cash provided by (used by) operations                   5,220      (1,692,650)       (172,349)         11,677

Investing activities
  New office construction                                 (11,580)              0               0               0
  Purchase of office equipment & furniture                (12,382)              0               0               0
                                                      -----------     -----------     -----------     -----------

Net cash used by investing activities                     (23,962)              0               0               0
                                                      -----------     -----------     -----------     -----------

Net increase (decrease) in cash during period             (18,742)     (1,692,650)       (172,349)         11,677

Cash balance at beginning of period                        63,062       1,760,372         216,669          56,045
                                                      -----------     -----------     -----------     -----------

Cash balance at end of period                         $    44,320     $    67,722     $    44,320     $    67,722
                                                      ===========     ===========     ===========     ===========


Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                   $6050     $         0     $       406     $         0
     Income taxes paid during the fiscal year         $         0     $         0     $         0     $         0



Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
            Unaudited Consolidated Statement of Stockholders' Equity
                         For the Six Ended June 30, 2000

                                          Common Stock          Paid in       Treasury       Retained
                                      Shares       Amount       Capital         Stock        Deficit           Total

Balance at January 1, 2000           21,263,500     $21,263      $1,044,468      ($6,500)   ($1,910,222)      ($850,991)


Net loss for the period                                                                        (118,934)       (118,934)
                                   -------------  ----------   -------------  ------------  -------------  -------------

Balance at June 30, 2000             21,263,500     $21,263      $1,044,468      ($6,500)   ($2,029,156)      ($969,925)
                                   =============  ==========   =============  ============  =============  ==============

Please see the accompanying notes to the financial statements.

                              BEDFORD HOLDINGS INC.
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000

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

Short term loans payable: Short-term loans payable include unsecured promissory notes due to individuals. The notes mature in fiscal years 2000 and 2001 with interest rates ranging from 8.5% to 25% payable at maturity. Interest payable includes the amount of accrued interest payable on the short-term notes as of June 30, 2000.

Reclassifications: Certain prior year amounts have been reclassified to conform to the June 30, 2000 presentation.

Note 3: Net Capital Requirements

The following note applies to the Company's wholly owned subsidiary, Allen & Pierce Securities, Inc.

As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of June 30, 2000, the Company in excess of net capital requirements by $109,501.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of June 30, 2000, the Company was in excess of these net capital requirements by $84,501.

Note 4: Deferred Fees

During February 2000, the Company received $250,000 in franchise fees. The Company has entered into an agreement with an individual whereby the individual has agreed to open several branch offices in the subsidiary's name for the purpose developing brokerage commission revenues for the Company. The agreement expires in February 2001.

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

Note 6: Subsequent Event

In July 2000, Bedford Holdings Club Inc.(BHC) was formed and became a wholly owned subsidiary of the Company. BHC will manage the Company's retail operations on its web site.

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

OVERVIEW

      The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989. Allen & Pierce is currently installing an online trading system directed toward a certain niche markets in the securities and commodities brokerage field where the Company believes it has a competitive advantage. The online trading system is expected to become fully operational during the third quarter of 2000. The Company has also begun a cautious extension of its brokerage activities. During the quarter ended March 31, 2000, the Company entered into an agreement under which an individual agreed to open several branch offices in the name of the Company's Allen & Pierce brokerage subsidiary for the purpose of developing brokerage commission revenues. This agreement has not yet been reduced to writing. It will require that the Company provide various support services, including a hiring the necessary supervisors with appropriate securities licenses to permit operations of the brances in accordance with the requirements of the National Association of Securities Dealers, Inc. Shortly after the close of the quarter, the Company established a new subsidiary Bedford Holdings Club Inc., which will provide club members with discounts on the purchase of goods and services on presentation of a club membership card. Club membership is available for a fee through a web site created for Bedford Holdings Club. Plans are currently underway to convert the membership card into a credit card through a major credit card Company. The Company is also actively pursuing the possibility of a merger with one or more other business entities.

RESULTS OF OPERATIONS

      The Company has completed a demonstration page of its online brokerage service, which is expected to be operational during the third quarter of 2000. As of the date of this report, the Company was not yet in a position to accept trades through that service and no revenues had been derived from that source. The Company received $250,000 during first quarter of 2000 as advance payment for the privilege of opening several branch offices under the Company's name, and for certain support services which the Company is to provide to those offices. Of the $250,000 the Company recognized $62,329 in revenue during the quarter ended June 30, 2000, all of which was related to this transaction. There were no significant related expenses, since the services provided by the Company consisted primarily of training furnished by regular Company employees at the Company's offices on operation of its online trading system.

      The Company moved to new offices during the quarter ended March 31, 2000 and determined that it would not be economical to move most of its furnishings to the new location. Accordingly, it wrote off the remaining book value relating to those items, resulting in a reduction in depreciation expense from $2,959 in the quarter ended June 30, 1999 to $853 in the quarter ended June 30, 2000. The increase in interest expense from $45,242 in the 1999 quarter to $51,5262 in the 2000 quarter reflects an increase in the amount of the Company's short-term borrowings and a slightly higher average interest rate on those borrowings. The reduction in selling, general and administrative expense to $69,839 for the June 30, 2000 quarter compared to $119,506 for the corresponding 1999 quarter reflects primarily a change of information and other service vendors made at the time of the Company's move to its new quarters.

LIQUIDITY AND CAPITAL RESOURCES

      The increase in total assets to $215,879 as of June 30, 2000 compared to $74,063 as of December 31, 1999 reflects primarily the receipt of the $250,000 advance payment referred to above, together with an increase in short term borrowing. The Company applied $87,761 to an increase in its deposits with its clearing broker in preparation for bringing its online trading service into operation.

      In order to sustain its operations while the Company began implementing its new business strategy, the Company has found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of June, 2000, the amount outstanding on these borrowings aggregated $909,177, with interest rates ranging from 8.5% to 25%, payable at maturity. All of these notes mature during the year 2000.

      Management believes the Company is at a turning point. Although the Company's liquidity position remained precarious as of June 30, 2000, management is cautiously optimistic. The Company anticipates that it will begin to realize revenue from its online trading operations during the third quarter of 2000, and that the expected expansion of its other brokerage operations through the opening of new offices will generate additional revenue. In addition, revenue is expected commencing in the third quarter from subscriptions for its Bedford Holdings Club card. In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that they will continue to roll this debt over for at least the next 12 months while the Company completes implementation of its online trading system and opens its initial additional offices. However, they are not legally obligated to do so and there can be no assurance that these lenders will continue to renew their loans. Any such termination would severely impact the Company's ability to carry out its plan of operations and to continue as a going concern.

      The Company's Allen & Pierce subsidiary is a $5,000 broker-dealer. Provided its short-term lenders remain willing to roll over their notes as they mature, and anticipated revenues are received from the online brokerage service and operations of Bedford Holding Club, the Company believes it will be able to maintain Allen & Pierce's capital requirements for at least the next 12 months without any additional infusion of capital.

PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.

27       Financial Data Schedule.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEDFORD HOLDINGS, INC.
                                        (Registrant)

Date: August 11, 2000
                                        /s/ Leon Zapoll
                                        ----------------------------------------
                                        Leon Zapoll
                                        President

Date: August 11, 2000

                                        /s/ Robert Samila
                                        ---------------------------------------
                                        Robert Samila
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)