Form 10QSB
period 2000-09-30
BEDFORD HOLDINGS INC
filed 2000-11-14
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,263,500 shares of the Company's Common Stock, no par value, were outstanding as of November 10, 2000.

ITEM I - FINANCIAL STATEMENTS

                              Bedford Holdings Inc.
                      Unaudited Consolidated Balance Sheet
                 As of September 30, 2000 and December 31, 1999

                                                                          9/30/00         12/31/99
ASSETS

  Current assets:
     Cash                                                               $    10,878      $    63,062
     Deposits with clearing broker                                           32,281            1,001
                                                                        -----------      -----------

         Total Current Assets                                                43,159           64,063

  Other assets:
     Fixed assets (net of accumulated depreciation)                          21,990                0
     Security deposit                                                        10,000           10,000
                                                                        -----------      -----------

                           Total Assets                                 $    75,149      $    74,063
                                                                        ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:
     Short term loans payable                                               864,177          869,177
     Interest payable                                                       158,175           43,819
     Deferred income                                                         94,520                0
     Accrued expenses & accounts payable                                     11,315           12,058
                                                                        -----------      -----------

         Total Current Liabilities                                        1,128,187          925,054

  Shareholders' Equity:
     Common stock, $.001 par value; authorized
       40,000,000 shares, issued, and outstanding
       21,263,500 at December 31, 1999 and September 30, 2000                21,263           21,263
     Additional paid in capital                                           1,044,468        1,044,468
     Treasury stock, 6,500 shares at cost                                    (6,500)          (6,500)
                                                                        -----------      -----------
     Retained deficit                                                    (2,112,269)      (1,910,222)
                                                                        -----------      -----------
              Total stockholders deficit                                 (1,053,038)        (850,991)
                                                                        -----------      -----------

                           Total Liabilities & Shareholders' Equity     $    75,149      $    74,063
                                                                        ===========      ===========

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                 Unaudited Consolidated Statement of Operations
               For the Nine and Three months ended September 30th

                                                   Nine months                       Three months
                                             9/30/00          9/30/99           9/30/00          9/30/99
Franchise revenue                        $    155,480      $        314      $     62,329      $          0
Commission revenue                              6,779                 0             6,779                 0
Trading loss                                   (7,968)         (164,133)           (2,983)           (9,732)
                                         ------------      ------------      ------------      ------------

Total revenues                                154,291          (163,819)           66,125            (9,732)

Less administrative expenses                 (201,795)         (205,115)          (74,096)          (74,351)
Less depreciation expense                      (1,972)           (8,880)             (373)           (2,961)
                                         ------------      ------------      ------------      ------------

Loss from operations                          (49,476)         (377,814)           (8,344)          (87,044)

Other Income (expenses):
    Interest income                               573               167               267                 0
    Interest expense                         (153,144)         (124,750)          (75,036)          (62,514)
                                         ------------      ------------      ------------      ------------

Net loss before income tax provision         (202,047)         (502,397)          (83,113)         (149,558)

Provision for income tax                            0                 0                 0                 0
                                         ------------      ------------      ------------      ------------

                                         ============      ============      ============      ============
Net Loss                                    ($202,047)        ($502,397)         ($83,113)        ($149,558)
                                         ============      ============      ============      ============

Loss per common share:
Basic                                         ($0.01)            ($0.02)           ($0.01)           ($0.01)

Weighted average of common shares:
Basic                                      21,263,500        27,243,500        21,263,500        27,243,500

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                 Unaudited Consolidated Statement of Cash Flows
                    For the Nine Months Ending September 30th

                                                         9/30/00          9/30/99
Operating Activities:
  Net loss                                               ($202,047)       ($502,397)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation and amortization                         1,972            8,880

Changes in other operating assets and liabilities:
     Deposits with clearing broker                         (31,280)          53,859
     Deferred income                                        94,520                0
     Short term loans payable                               (5,000)      (1,350,254)
     Interest payable                                      114,356                0
     Accrued expenses & accounts payable                      (743)          (7,655)
                                                       -----------      -----------

Net cash provided by (used by) operations                  (28,222)      (1,797,567)

Investing activities
     New office construction                               (11,580)               0
     Purchase of office equipment & furniture              (12,382)               0
                                                       -----------      -----------

Net cash used by investing activities                      (23,962)               0
                                                       -----------      -----------

Net increase (decrease) in cash during period              (52,184)      (1,797,567)

Cash balance at beginning of period                         63,062        1,760,372
                                                       -----------      -----------

Cash balance at end of period                          $    10,878         ($37,195)
                                                       ===========      ===========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year              $         0      $         0
     Income taxes paid during the fiscal year          $         0      $         0

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
            Unaudited Consolidated Statement of Stockholders' Equity
                     For the Nine Months Ended June 30, 2000

                                         Common Stock                 Paid in        Treasury         Retained
                                     Shares          Amount           Capital          Stock           Deficit              Total
Balance at January 1, 2000         21,263,500      $    21,263      $ 1,044,468         ($6,500)     ($1,910,222)       ($850,991)

                                  -----------      -----------      -----------     -----------      -----------      -----------
Net loss for the period                                                                                 (202,047)        (202,047)
                                  -----------      -----------      -----------     -----------      -----------      -----------

                                  ===========      ===========      ===========     ===========      ===========      ===========
Balance at September 30, 2000      21,263,500      $    21,263      $ 1,044,468         ($6,500)     ($2,112,269)     ($1,053,038)
                                  ===========      ===========      ===========     ===========      ===========      ===========

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

Short term loans payable: Short-term loans payable include unsecured promissory notes due to individuals. The notes mature in fiscal years 2000 and 2001 with interest rates ranging from 8.5% to 25% payable at maturity. Interest payable includes the amount of accrued interest payable on the short-term notes as of September 30, 2000.

Reclassifications: Certain prior year amounts have been reclassified to conform to the September 30, 2000 presentation.

Note 3: Net Capital Requirements

The following note applies to the Company's wholly owned subsidiary, Allen & Pierce Securities, Inc.

As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of September 30, 2000, the Company in excess of net capital requirements by $115,028.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of September 30, 2000, the Company was in excess of these net capital requirements by $90,028.

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

OVERVIEW

      The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989. Allen & Pierce recently completed installation of an online trading system directed toward a certain niche markets in the securities and commodities brokerage field where the Company believes it has a competitive advantage. The online trading system became fully operational during the third quarter of 2000. The Company has also begun a cautious extension of its brokerage activities. During the quarter ended March 31, 2000, the Company entered into an agreement under which an individual agreed to open several branch offices in the name of the Company's Allen & Pierce brokerage subsidiary for the purpose of developing brokerage commission revenues. This agreement has not yet been reduced to writing. It will require that the Company provide various support services, including a hiring the necessary supervisors with appropriate securities licenses to permit operations of the branches in accordance with the requirements of the National Association of Securities Dealers, Inc. At the beginning of the current quarter, the Company established a new subsidiary Bedford Holdings Club Inc., which will provide club members with discounts on the purchase of goods and services on presentation of a club membership card. Club membership is available for a fee through a web site created for Bedford Holdings Club. Plans are currently underway to convert the membership card into a credit card through a major credit card Company. The Company is also actively pursuing the possibility of a merger with one or more other business entities.

RESULTS OF OPERATIONS

      The Company's online brokerage service became fully operational during the quarter ended September 30, 2000, and the Company began to accept trades through that service. Total revenue for the three months ended September 30, 2000 was $66,125, compared to a negative $9,732 for the corresponding period of the preceding year. During the quarter the Company derived $6,779 from commissions generated through its online brokerage service. The Company received $250,000 during first quarter of 2000 as advance payment for the privilege of opening several branch offices under the Company's name, and for certain support services which the Company is to provide to those offices. Of the $250,000 the Company recognized $62,329 in revenue during the quarter ended September 30, 2000, all of which was related to this transaction. There were no significant related expenses, since the services provided by the Company consisted primarily of training furnished by regular Company employees at the Company's offices on operation of its online trading system.

      Following relocation to its new offices, the Company invested $11,580 in new office construction and purchased $12,382 in office equipment and furniture, resulting depreciation expense of $373 for the quarter, compared to $2,961 in the quarter ended September 30, 1999. 1999 depreciation related to equipment and furniture which was entirely written off at the time of the Company's move to its new location. The increase in interest expense from $62,514 in the 1999 quarter to $75,036 in the 2000 quarter reflects an increase in the amount of the Company's short-term borrowings and a slightly higher average interest rate on those borrowings. Administrative expense remained essentially unchanged at $74,096 for the September 30, 2000 quarter compared to $74,351 for the corresponding 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES

      Total assets as of the close of the quarter were $75,149, compared to $74,063 as of December 31, 1999. Of the total, only $43,159 represents current assets, whereas total current liabilities exceed $1 million.

      To meet its cash requirements, the Company has found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of September 30, 2000, the amount outstanding on these borrowings aggregated $964,177, with interest rates ranging from 8.5% to 25%, payable at maturity. These notes mature during the years 2000 and 2001.

      The Company's liquidity position remained precarious as of September 30, 2000, but management continues to be cautiously optimistic. The Company has at least begun to realize revenue from its online trading operations during the third quarter of 2000, and the expected expansion of its other brokerage operations through the opening of new offices will generate additional revenue. In addition, revenue is expected commencing in the fourth quarter from subscriptions for its Bedford Holdings Club card. If the Company is successful in adding a credit card feature to this club card, the related fees will furnish an additional source of revenue. In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that they will continue to roll this debt over for at least the next 12 months while the Company completes implementation of its online trading system and opens its initial additional offices. However, they are not legally obligated to do so and there can be no assurance that these lenders will continue to renew their loans. Any such termination would severely impact the Company's ability to carry out its plan of operations and to continue as a going concern.

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

                                    BEDFORD HOLDINGS, INC.
                                    (Registrant)

Date: November 11, 2000


                                    /s/ Leon Zapoll
                                    --------------------------------------------
                                    Leon Zapoll
                                    President

Date: November 11, 2000


                                    /s/ Robert Samila
                                    --------------------------------------------
                                    Robert Samila
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)