Form 10QSB
period 2001-03-31
BEDFORD HOLDINGS INC
filed 2001-05-14
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,263,500 shares of the Company's Common Stock, no par value, were outstanding as of May 10, 2001.

ITEM I - FINANCIAL STATEMENTS

                              Bedford Holdings Inc.
                           Consolidated Balance Sheet
                              As of March 31, 2001

                                                                     3/31/01

ASSETS

  Current assets:
     Cash                                                              $51,909
     Deposits with clearing broker                                       1,332
     Prepaid expenses                                                    2,614
                                                                   -----------

         Total Current Assets                                           55,855

  Other assets:
     Fixed assets (net of accumulated depreciation)                     19,796
     Security deposit                                                   10,000
                                                                   -----------

                       Total Assets                                    $85,651
                                                                   ===========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Short term loans payable                                          888,197
     Interest payable                                                  232,022
     Deferred income                                                     1,572
     Accrued expenses & accounts payable                                 3,210
                                                                   -----------

         Total Current Liabilities                                   1,125,001

     Long term note payable                                            100,000

  Shareholders' Equity:
     Common stock, $001 par value; authorized
       40,000,000 shares, issued, and outstanding
       21,263,500 at December 31, 2000 and March 31, 2001               21,263
     Additional paid in capital                                      1,094,468
     Treasury stock, 6,500 shares at cost                               (6,500)
     Retained deficit                                               (2,248,581)
                                                                   -----------
            Total shareholders deficit                              (1,139,350)
                                                                   -----------

                       Total Liabilities & Shareholders' Equity        $85,651
                                                                   ===========

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                      Consolidated Statement of Operations
            For the Quarters Ended March 31, 2001 and March 31, 2000

                                                   3/31/01            3/31/00

Commissions and franchise revenue                    $30,822            $30,822
Net credit card sales                                     68                  0
                                                ------------       ------------

Total revenues                                        30,890             30,822

Less administrative expenses                         (52,528)           (57,860)
Less depreciation expense                               (843)              (746)
                                                ------------       ------------

Loss from operations                                 (22,481)           (27,784)

Other Income (expenses):
    Interest expense                                 (38,180)           (26,357)
                                                ------------       ------------

Net loss before income tax provision                 (60,661)           (54,141)

Provision for income tax                                   0                  0
                                                ------------       ------------

Net Loss                                            ($60,661)          ($54,141)
                                                ============       ============

Loss per common share:
Basic                                                 ($0.00)            ($0.00)

Weighted average of common shares:
Basic                                             21,263,500         21,263,500

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                      Consolidated Statement of Cash Flows
            For the Quarters Ended March 31, 2001 and March 31, 2000

                                                           3/31/01         3/31/00
Operating Activities:
  Net loss                                                ($60,661)       ($54,141)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation                                            843             746
       Amortization                                          2,588               0

Changes in other operating assets and liabilities:
     Deposits with clearing broker                          (1,139)        (50,434)
     Deferred income                                       (30,441)        219,178
     Short term loans payable                                   (0)         40,000
     Interest payable                                       37,731          25,876
     Accrued expenses & accounts payable                    (2,178)         (3,656)
                                                         ---------       ---------

Net cash provided by (used by) operations                  (53,257)        177,569

Investing activities
     Purchase of office construction                             0         (11,580)
     Purchase of office equipment & furniture                    0         (12,382)
                                                         ---------       ---------

Net cash provided by (used by) investing activities              0         (23,962)

Financing Activities:
    Capital contributed by shareholder                      50,000               0
                                                         ---------       ---------

Net cash provided by financing activities                   50,000               0
                                                         ---------       ---------

Net increase (decrease) in cash during period               (3,257)        153,607

Cash balance at beginning of period                         55,166          63,062
                                                         ---------       ---------

Cash balance at end of period                              $51,909        $216,669
                                                         =========       =========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                       $0            $406
     Income taxes paid during the fiscal year                   $0              $0

Please see the accompanying notes to the financial statements.

Notes to the Financial Statements

Note 1: Organization of the Company

Bedford Holdings, Inc. (the Company) is a New Jersey State Corporation formed in July 1996. The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Allen & Pierce Securities Inc. and BHC, Inc.

Allen & Pierce Securities, Inc. is a New York State Corporation formed in January 1989 for the purpose of conducting business as a broker dealer in securities and as an introducing broker in futures and options. Allen & Pierce Securities Inc. is registered with the National Association of Securities Dealer as a broker dealer and with the Commodity Futures Trading Commission as an introducing broker. The subsidiary operates under the provisions of paragraph
(k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and accordingly, is exempt from the remaining provision of the rule. Essentially, the requirements of paragraph (k)(2)(ii) provide that the subsidiary clear all transactions on behalf of customers on a fully disclosed basis with a clearing broker dealer. The clearing broker dealer carries the accounts of the Company's customers and maintains all related books and records required. Likewise, as an introducing broker in futures and options, the Company is required to carry all customer accounts on a fully disclosed basis with a clearing futures commission merchant. The clearing futures commission merchant is required to maintain the books and records that are required to service these customers.

BHC, Inc. is a New York State corporation formed in August 2000 to provide its members various services at a discount for an annual membership fee.

Note 2: Summary of Significant Accounting Principles

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition: Commission revenues for securities and futures and options are recorded at the closing of the underlying transaction. Membership fee revenues are amortized over the life of the membership, which is generally one year.

Short term loans payable: Short-term loans payable include unsecured promissory notes due to individuals. The notes mature in 2001 with interest rates ranging from 8.5% to 25% payable at maturity. Interest payable includes the amount of accrued interest payable on the short-term notes as of March 31, 2001 and December 31, 2001.

Note 3: Net Capital Requirements

The following note applies to the Company's wholly owned subsidiary, Allen & Pierce Securities, Inc.

As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of March 31, 2001, the Company in excess of net capital requirements by $42,608.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of March 31, 2001, the Company was in excess of these net capital requirements by $17,608.

Note 4: Deferred Fees

In February 2000, the Company entered into an agreement to open several branch offices in the subsidiary's name for the purpose developing brokerage commission revenues for the Company. The fees received upon the execution of the agreement are being amortized to other revenue over the life of the agreement. The agreement expired in February 2001.

Note 5: Earnings per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based upon the weighted average of common shares outstanding during the year. All net losses reported in the financial statements are available to common stockholders. The Company has no other financial instruments outstanding that are convertible into common shares.

Note 6: Litigation

The Company has no legal proceedings against it nor is aware of any pending. With the exception of the default on short-term notes payable discussed more fully in financial statement note 9, the Company is unaware of legal proceedings threatened or contemplated. The Company is unaware of any unsatisfied judgements against it.

Note 7: Fixed Assets

A summary of fixed assets at March 31, 2001 consist of the following:

            Furniture and equipment                          $1,650
            Lease improvements                               22,312

            Accumulated depreciation                         (4,166)
                                                           --------

            Net fixed Assets                                $19,796
                                                           ========

Furniture is being depreciated over the estimated life of seven years. Lease improvements are being depreciated over the estimated useful life of the improvement or remaining term of the lease, whichever is less.

Note 8: Long Term Debt

Long term debt consist of an unsecured note payable to a shareholder that matures in fiscal year 2005 and is non interest bearing.

Note 9: Default on Short Term Notes Payable

The Company defaulted on short-term notes payable and accrued interest of $82,602. The notes became due in fiscal year 2000 and carried an interest rate of 20%. The notes payable and interest payable are unsecured and are included in short-term noted payable and interest payable in the consolidated balance sheet at March 31, 2001.

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

OVERVIEW

The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989. Allen & Pierce recently completed installation of an online trading system directed toward a certain niche markets in the securities and commodities brokerage field where the Company believes it has a competitive advantage. The online trading system became fully operational during the third quarter of 2000. The Company has also begun a cautious extension of its brokerage activities. During the quarter ended March 31, 2000, the Company entered into an agreement under which an individual agreed to open several branch offices in the name of the Company's Allen & Pierce brokerage subsidiary for the purpose of developing brokerage commission revenues. This agreement has not yet been reduced to writing. It required that the Company provide various support services, including a hiring the necessary supervisors with appropriate securities licenses to permit operations of the branches in accordance with the requirements of the National Association of Securities Dealers, Inc. Also during 2000, the Company established a new subsidiary BHC, Inc., which is to provide club members with discounts on the purchase of goods and services on presentation of a club membership card. Club membership is available for a fee through a web site created for BHC. Plans are currently underway to convert the membership card into a credit card through a major credit card Company. The Company is also actively pursuing the possibility of a merger with one or more other business entities.

RESULTS OF OPERATIONS

The Company's online brokerage service became fully operational during the quarter ended September 30, 2000, and the Company began to accept trades through that service. A small amount of revenue was generated from the source during the last quarter of 2000, but there was no revenue from that source in the quarter ended March 31, 2001. Total revenue for the three months ended March 31, 2001 was $30,890, substantially the same amount as that for the corresponding quarter of the preceding year. Revenue for both quarters consisted virtually entirely of amortization of the advance payment referred to below. The Company received $250,000 during first quarter of 2000 as advance payment for the privilege of opening several branch offices under the Company's name, and for certain support services which the Company was to provide to those offices. Of the $250,000 the Company recognized $30,822 in revenue during the quarter ended March 31, 2001, all of which was related to this transaction. There were no significant related expenses, since the services provided by the Company consisted primarily of training furnished by regular Company employees at the Company's offices on operation of its online trading system.

Following relocation to its new offices at the beginning of the year 2000, the Company invested $11,580 in new office construction and purchased $12,382 in office equipment and furniture, resulting depreciation expense of $843 for the quarter ended March 31, 2001 and $746 for the quarter ended March 31, 2000. The increase in interest expense from $26,357 in the 2000 quarter to $38,180 in the 2001 quarter reflects an increase in the amount of the Company's short-term borrowings and a slightly higher average interest rate on those borrowings. Administrative expenses remained essentially unchanged at $52,528 for the quarter ended March 31, 2001 compared to $57,860 for the quarter ended March 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

Total assets as of the close of the quarter were $85,651, compared to $91,200 as of March 31, 2000. Of the total, only $55,855 represents current assets, whereas total current liabilities were approximately $1.125 million.

To meet its cash requirements, the Company has found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of March 31, 2001, the amount outstanding on these borrowings aggregated $888,197, with interest rates ranging from 8.5% to 25%, payable at maturity. The Company has defaulted on short-term notes payable and accrued interest of $82,602. The remaining notes became due in fiscal year 2001. In December 2000, a shareholder lent the Company $100,000. The note payable is unsecured and matures in December 2005. It is non-interest bearing.

The Company's liquidity position remained precarious as of March 31, 2001. The Company did realize a limited amount of revenue from its online trading operations during the third quarter of 2000, but that revenue stream did not continue into the first quarter of 2001. The expected expansion of its other brokerage operations through the opening of new offices has not yet generated any additional revenue beyond the amount initially paid for the privilege of opening those offices. The Company began to generate revenue in the fourth quarter of 2000 from subscriptions for its BHC card, but those revenues have also not been material to date. If the Company is successful in adding a credit card feature to this club card, the related fees will furnish an additional source of revenue.

The Company continues to pursue acquisition possibilities. Changes have recently been enacted in the law governing counter-parties in foreign exchange transactions who are not affiliated with large financial institutions. In order to remain exempt from regulation by the Commodities Futures Trading Corporation, these businesses will be required to become affiliated with a bank or other regulated entity, including a broker-dealer such as the Company's Allen & Pierce subsidiary. The Company believes this change may present a favorable acquisition opportunity, particularly since the Company is also registered as the futures merchant. Discussions are being held with some of these counter-parties, but have not led to an agreement thus far.

In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that most of these lenders will continue to roll this debt over for at least the next 12 months while the Company pursues opportunities for acquisitions. However, they are not legally obligated to do so and there can be no assurance that these lenders will continue to renew their loans. There is no assurance that the holder of the Notes which are presently in default will not commence legal action, which could make it difficult for the Company to continue with its plans to seek an acquisition and would most probably make it impossible for the Company to continue as a going concern.

The Company's Allen & Pierce subsidiary is a $5,000 broker-dealer. Provided its remaining short-term lenders remain willing to roll over their notes as they mature, and anticipated revenues are received from the online brokerage service and operations of BHC, the Company believes it will be able to maintain Allen & Pierce's capital requirements for at least the next 12 months without any additional infusion of capital.

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits      N/A

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BEDFORD HOLDINGS, INC.
                                    (Registrant)

Date: May 14, 2001


                                    /s/ Leon Zapoll
                                    ------------------------------------------
                                    Leon Zapoll
                                    President

Date: May 14, 2001


                                    /s/ Robert Samila
                                    ------------------------------------------
                                    Robert Samila
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)