Form 10QSB
period 2001-06-30
BEDFORD HOLDINGS INC
filed 2001-08-14
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended June 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,263,500 shares of the Company's Common Stock, no par value, were outstanding as of May 10, 2001.

ITEM I - FINANCIAL STATEMENTS

                              Bedford Holdings Inc.
                      Unaudited Consolidated Balance Sheet
                    As of June 30, 2001 and December 31, 2000

                                                                                         Restated
                                                                        6/30/01          12/31/00
ASSETS

  Current assets:
     Cash                                                                $5,291,762          $55,166
     Accounts receivable                                                     21,673                0
     Deposits with clearing broker                                                0              193
                                                                      -------------    -------------

         Total Current Assets                                             5,313,435           55,359

  Other assets:
     Fixed assets (net of accumulated depreciation)                          88,136           20,639
     Goodwill (net of accumulated amortization)                             120,000                0
     Trademark (net of accumulated amortization)                             18,650                0
     Security deposits                                                       18,982           10,000
                                                                      -------------    -------------

                       Total Assets                                      $5,559,203          $85,998
                                                                      =============    =============


LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Customers' deposits                                                  5,072,194                0
     Payable to shareholders                                                 99,961                0
     Short term loans payable                                               888,197          888,197
     Interest payable                                                       219,904          147,523
     Deferred income                                                              0           32,013
     Credit line payable to bank                                             74,903                0
     Accrued expenses & accounts payable                                    140,235           12,671
                                                                      -------------    -------------

         Total Current Liabilities                                        6,495,394        1,080,404

     Long term note payable                                                 100,000          100,000

  Shareholders' Equity:
     Common stock, $001 par value; authorized
       40,000,000 shares, issued, and outstanding
       21,263,500 at December 31, 2000 and June 30, 2001                     21,263           21,263
     Additional paid in capital                                           1,214,468        1,044,468
     Treasury stock, 6,500 shares at cost                                    (6,500)          (6,500)
     Retained deficit                                                    (2,265,422)      (2,153,637)
                                                                      -------------    -------------
            Total shareholders deficit                                   (1,036,191)      (1,094,406)
                                                                      -------------    -------------

                       Total Liabilities & Shareholders' Equity          $5,559,203          $85,998
                                                                      =============    =============

Please see the accompanying notes to the financial statements.

Bedford Holdings Inc.
                                  Unaudited Consolidated Statement of Operations
              ------------------------------------------------------------------
              For the Six and Three months ended June 30, 2001 and June 30, 2001

                                                      Six Months       Six Months    Three months    Three months
                                                       6/30/01          6/30/00        6/30/01          6/30/00
Gross Revenues                                          $ 163,547       $  88,166       $ 132,657        $ 57,344
Less cost of revenues                                     (45,758)              0         (45,758)              0
                                                     ------------    ------------    ------------    ------------

Gross profit on revenues                                  117,789          88,166          86,899          57,344

General administrative expenses:
  Salaries and office costs                               156,696         127,474         104,056          69,727
  Depreciation & amortization expense                       4,009           1,599           3,166             853
                                                     ------------    ------------    ------------    ------------

Total general administrative expenses                     160,705         129,073         107,222          70,580
                                                     ------------    ------------    ------------    ------------

Income (loss) from operations                             (42,916)        (40,907)        (20,323)        (13,236)

Other Income (expenses):
    Realized gain (loss) on short term investments              0               0               0               0
    Interest income                                        13,888             306          13,888             381
    Interest expense                                      (82,532)        (78,108)        (44,352)        (51,826)
                                                     ------------    ------------    ------------    ------------

Net income (loss) before income tax provision            (111,560)       (118,709)        (50,787)        (64,681)

Provision for income tax                                     (225)           (225)           (112)           (112)
                                                     ------------    ------------    ------------    ------------

Net income (loss)                                       ($111,785)      ($118,934)       ($50,899)       ($64,793)
                                                     ============    ============    ============    ============

Loss per common share:
 Basic & fully diluted                                     ($0.01)         ($0.01)         ($0.00)         ($0.00)

Weighted average of common shares:
 Basic & fully diluted                                 21,263,500      21,263,500      21,263,500      21,263,500

Please see the accompanying notes to the financial statements.

Bedford Holdings Inc.
                                  Unaudited Consolidated Statement of Cash Flows
              For the Six and Three months ended June 30, 2001 and June 30, 2000
              ------------------------------------------------------------------

                                                                6/30/01       6/30/00
Operating Activities:
  Net loss                                                   ($  111,785)   ($118,934)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation                                                3,387        1,599
       Amortization                                                  622            0
       Deferred income                                           (32,013)     156,849

Changes in other operating assets and liabilities:
     Accounts receivable                                           3,610            0
     Deposits with clearing broker                                   193     (138,195)
     Customers' deposits                                        (524,534)           0
     Short term loans payable                                          0       40,000
     Interest payable                                             72,381       75,959
     Accrued expenses & accounts payable                           9,445      (12,058)
                                                             -----------    ---------

Net cash provided by (used by) operations                       (578,694)       5,220

Investing activities
     Cash acquired in purchase of ITradeCurrency.Com, Inc.     5,777,223
     Purchase of office construction                                   0      (11,580)
     Purchase of office equipment & furniture                          0      (12,382)
                                                             -----------    ---------

Net cash provided by (used by) investing activities            5,777,223      (23,962)

Financing Activities:
    Payables to shareholders                                     (10,000)           0
    Payment of bank credit line                                   (1,933)
    Capital contributed by shareholder                            50,000            0
                                                             -----------    ---------

Net cash provided by financing activities                         38,067            0
                                                             -----------    ---------

Net increase (decrease) in cash during period                  5,236,596      (18,742)

Cash balance at beginning of period                               55,166       63,062
                                                             -----------    ---------

Cash balance at end of period                                $ 5,291,762    $  44,320
                                                             ===========    =========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                             $0           $0
     Income taxes paid during the fiscal year                         $0           $0

Please see the accompanying notes to the financial statements.

Bedford Holdings Inc.
                        Unaudited Consolidated Statement of Stockholders' Equity
              ------------------------------------------------------------------
                                          For the Six Months Ended June 30, 2001

                                                    Common        Common       Paid in     Treasury     Retained
                                                    Shares        Amount       Capital      Stock        Deficit         Total
Balance at January 1, 2001                        21,263,500    $  21,263    $1,044,468   ($  6,500)   ($2,153,637)   ($1,094,406)

Capital contributed by shareholder                    50,000                                                               50,000

Issued stock to purchase of ItradeCurrency.Com     1,500,000        1,500       118,500                                   120,000

Shares returned to treasury                       (1,500,000)      (1,500)        1,500                                         0

Net income for the period                                                                                 (111,785)      (111,785)
                                                 -----------    ---------    ----------   ---------    -----------    -----------

Balance at June 30, 2001                          21,263,500    $  21,263    $1,214,468   ($  6,500)   ($2,265,422)   ($1,036,191)
                                                 ===========    =========    ==========   =========    ===========    ===========

Please see the accompanying notes to the financial statements.

Bedford Holdings, Inc.
Notes to the Unaudited Financial Statements:

Note 1: Organization of the Company

Bedford Holdings, Inc. (the Company) is a New Jersey State Corporation formed in July 1996. The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Allen & Pierce Securities Inc., Bedford Holdings Club, Inc., and ItradeCurrency.Com, Inc.

Allen & Pierce Securities, Inc. (A&P) is a New York State Corporation formed in January 1989 for the purpose of conducting business as a broker dealer in securities and as an introducing broker in futures and options. Allen & Pierce Securities Inc. is registered with the National Association of Securities Dealer as a broker dealer and with the Commodity Futures Trading Commission as an introducing broker. The subsidiary operates under the provisions of paragraph
(k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and accordingly, is exempt from the remaining provision of the rule. Essentially, the requirements of paragraph (k)(2)(ii) provide that the subsidiary clear all transactions on behalf of customers on a fully disclosed basis with a clearing broker dealer. The clearing broker dealer carries the accounts of the Company's customers and maintains all related books and records required. Likewise, as an introducing broker in futures and options, the Company is required to carry all customer accounts on a fully disclosed basis with a clearing futures commission merchant. The clearing futures commission merchant is required to maintain the books and records that are required to service these customers.

Bedford Holding Club Inc. (Club) is a New York State corporation formed in August 2000 to provide its card members various services purchased at a discount on Club's web-site.

ItradeCurrency.Com, LLC (ITrade) was purchased by the Company in May 2000 for 1,500,000 shares of common stock (see Note 7 for further discussion). ITrade was original formed in 1999 in the State of Delaware as GFX, LLC. ITrade engages in brokering and speculating in "over the counter" spot foreign currency trading.

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

Revenue Recognition: A&P's commission revenues for securities and futures and options are recorded at the closing of the underlying transaction. Membership fee revenues for Club are amortized over the life of the membership, which is generally one year. Itrade recognizes commission revenue from brokered transactions upon the closing of a client's foreign currency position. Trading revenues are recognized upon the realization of foreign currency losses or gains. Open positions at period end are marked to the market using the closing New York cash settlement price.

Cash- Includes cash balances at banks and other financial institutions and includes highly liquid short-term investments with an original maturity of three months or less.

Customer deposits payable- Include the total of all funds held by the Company at June 30, 2001 for the benefit of customers.

Payables to shareholders- Represents account balances of shareholders at ITrade for the purpose of over the counter spot foreign currency speculation.

Short term loans payable: Short-term loans payable include the face value unsecured promissory notes due to individuals. The notes mature in October 2001 with interest rates ranging from 8.5% to 25% payable at maturity. The loan balance includes $70,000 of promissory notes that are overdue and currently in default.

Note 3: Net Capital Requirements

The following note applies to the Company's wholly owned subsidiary, Allen & Pierce Securities, Inc.

As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of June 30, 2001, the Company is in excess of the net capital requirements by $37,809.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of June 30, 2001, the Company was in excess of these net capital requirements by $12,809.

Note 4: Earnings per Share

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

Note 5: Litigation

The Company is currently involved in litigation concerning the defaulted notes discussed in Note 1.

Note 6: Long Term Debt

Long term debt consist of an unsecured note payable to a shareholder that matures in fiscal year 2005 and is non interest bearing.

Note 7- Purchase of ITrade

In May 2001, the Company issued 1,500,000 shares of common stock to purchase 100% of the issued and outstanding units of ItradeCurrency.Com, LLC., a privately held company. ITrade became a wholly owned subsidiary of the Company.

The purchase method of accounting was used to record the transaction and accordingly, the fair market value of the assets acquired and the liabilities acquired at the date of the transaction are recorded on the balance sheet. The results of operations from ITrade from the date of the transaction through June 30, 2001 are included in the statement of operations. Goodwill of $120,000 resulted from the transaction and is being amortized on a straight-line basis over a period of fifteen years.

     A six month pro-forma selection of financial data of the combined companies is as follows:

                                              6/30/01      6/30/00

Gross revenues                               $1,571,606   $ 344,651
Net income (loss)                            $  728,537   ($ 78,934)
Earnings per share (basic & fully diluted)   $     0.03   ($   0.00)

Note 11- Income Taxes

Provision for income taxes is comprised of the following:

                                                      Six Months   Six Months
                                                       6/30/01       6/30/00

Net income (loss) before provision for income taxes   ($111,560)   ($118,709)
                                                      =========    =========

Current tax expense:
Federal                                               ($ 12,500)   $       0
State                                                         0          225
                                                      ---------    ---------
Total                                                 ($ 12,500)   $     225

Less deferred taxes:
Loss carry-forward                                       12,725     (202,962)
Allowance for recoverability                                  0      202,962
                                                      ---------    ---------

Provision for income taxes                            $     225    $     225
                                                      =========    =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                    34%           34%
Statutory state and local income tax                           10%           10%
Less tax loss carry forward                                  -44%          -44%
                                                        ---------     ---------
Effective rate                                                  0%            0%
                                                        =========     =========


Deferred income taxes are comprised of the following:

Federal loss carry-forward                              $ 145,530     $ 202,962
Allowance for recoverability                             (145,530)     (202,962)
                                                        ---------     ---------
Deferred tax benefit                                    $       0     $       0
                                                        =========     =========

Note 12- Segment Information

The activities of A&P are included in equities and futures, the activities of Itrade are included in foreign currency, and Club and corporate administration are included in corporate.

The following is a summary of the Company's segment information:

                                      Six months    Six months   Three months Three months
                                        6/30/01       6/30/00      6/30/01      6/30/00
Gross Commissions and Franchise Fee
   Equities and futures brokerage     $         0    $       0    $       0    $      0
   Foreign exchange                       138,232            0      138,232           0
   Corporate                               31,947       93,151        1,057      62,329

Gross Trading Gains (Losses)
   Equities and futures brokerage               0       (4,985)           0      (4,985)
   Foreign exchange                        (6,632)           0       (6,632)          0
                                      -----------    ---------    ---------    --------
Total gross revenues                  $   163,547    $  88,166    $ 132,657    $ 57,344
                                      ===========    =========    =========    ========

Gross Profit
   Equities and futures brokerage     $         0    $       0    $       0    ($ 4,985)
   Foreign exchange                        85,842            0       85,842           0
   Corporate                               31,947       88,166        1,057      62,329
                                      -----------    ---------    ---------    --------
Total                                 $   117,789    $  88,166    $  86,899    $ 57,344
                                      ===========    =========    =========    ========

Income (loss) from operations
   Equities and futures brokerage     $         0    ($  4,985)   $       0    ($ 4,985)
   Foreign exchange                       (22,744)           0      (22,744)          0
   Corporate                              (20,172)     (35,922)       2,421      (8,251)
                                      -----------    ---------    ---------    --------
Total                                 ($   42,916)   ($ 40,907)   ($ 20,323)   ($13,236)
                                      ===========    =========    =========    ========

Total Assets
   Equities and futures brokerage     $    71,142    $ 215,879
   Foreign exchange                     5,488,061            0
   Corporate                                    0            0
                                      -----------    ---------
Total                                 $ 5,559,203    $ 215,879
                                      ===========    =========

Depreciation & Amortization
   Equities and futures brokerage     $     1,696    $   1,599    $     853    $    853
   Foreign exchange                         2,313        2,313            0
                                      -----------    ---------    ---------    --------
Total                                 $     4,009    $   1,599    $   3,166    $    853
                                      ===========    =========    =========    ========

Interest
   Equities and futures brokerage     $         0    $       0    $       0    $      0
   Foreign exchange                        10,151            0       10,151           0
   Corporate                               72,381       78,108       34,201      51,826
                                      -----------    ---------    ---------    --------
Total                                 $    82,532    $  78,108    $  44,352    $ 51,826
                                      ===========    =========    =========    ========

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

OVERVIEW

The Company is a holding company for Allen & Pierce, a securities and commodities broker established in 1989, and for ItradeCurrency.Com, Inc.

The acquisition of Itrade at the end of May represents a major change in both the size and nature of the Company's business. The Company now has substantial assets and revenues, though it is currently still operating at a loss.

Itrade acts as a broker and counter-party in foreign currency transactions. Because of the size of foreign currency transactions, a small change in the exchange rate of two currencies can result in large gains or losses within a short period of time in this business. Recent changes in the banking laws require that persons acting as counter-parties in these transactions, and who are not affiliated with a bank or other financial institution, must become associated with a regulated entity such as Allen & Pierce Securities. The Company intends to seek additional acquisitions in this field.

In reviewing the accompanying financial statements, investors should be aware that while the Company's assets have increased substantially as a result of the acquisition, most of those assets represent amounts held in customer accounts and are offset by obligations to repay those amounts to customers.

RESULTS OF OPERATIONS

Because of the ItradeCurrency.com acquisition, the company's results of operations for the three months ended June 30, 2001 are in no way comparable to its results for the corresponding period of the prior year. Revenues of $57,344 for the three months ended June 30, 2000 consisted almost entirely of amortization of an advance made to the Company for the privilege of opening branch offices. Revenues of $132,657 for the three months ended June 30, 2001 consisted almost entirely of revenues of Itrade during the month following its acquisition.

The Company's compensation arrangements with the managers of Itrade provide for most of its revenue to be paid out to these managers in the form of salaries and incentive compensation. As a result, Itrade's operations make a disproportionately small contribution to income in relation to Itrade's gross revenues. The $45,758 cost of revenues for the three months ended June 30, 2001 consisted primarily of commissions paid by Itrade to its brokers, payments to its clearing broker and costs of the electronic quotation service to which it subscribes. The increase in salaries and office costs from $69,727 for the three months ended June 30, 2000 to $104,056 for the three months ended June 30, 2001 reflects primarily additional salaries paid to personnel associated with the acquired Itrade operation. General and administrative expenses for the three months ended June 30, 2001 are likely not to be representative of future experiences, as Itrade moved its offices to the Company's headquarters in Orangeburg, New York several weeks after the acquisition was completed. The increase in depreciation and amortization expense from $853 for the three months ended June 30, 2000 to $3,166 for the three months ended June 30, 2001 reflects amortization of goodwill from the Itrade acquisition and the depreciation attributable to assets of Itrade.

LIQUIDITY AND CAPITAL RESOURCES

Total assets as of the close of the quarter were $5,559,203, compared to $85,998 as of December 31, 2000. However, virtually all of the increase in total assets is attributable to customer deposits held by Itrade for the benefit of those customers and not generally available for payment of the Company's obligations, and to amounts held by Itrade as proprietary trading accounts for its principal managers. Total current liabilities were approximately $6.495 million.

To meet its cash requirements, the Company has found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of June 30, 2001, the amount outstanding on these borrowings aggregated $888,197, with interest rates ranging from 8.5% to 25%, payable at maturity. The Company has defaulted on short-term notes payable and accrued interest of $82,602. The remaining notes became due in fiscal year 2001. In December 2000, a shareholder lent the Company $100,000. The note payable is unsecured and matures in December 2005. It is non-interest bearing.

Because substantially all of its liquid assets are represented by amounts held for Itrade's customer accounts, the Company remained highly illiquid as of June 30, 2001. The Company does expect that Itrade will begin contributing to income during the current fiscal year, but because of the substantial amounts being paid out as incentive compensation the contribution to income from that source will be limited. The expected expansion of its other brokerage operations through the opening of new offices has not yet generated any additional revenue beyond the amount initially paid for the privilege of opening those offices, and no substantial revenue has been generated to date by the Company's BHC card. If the Company is successful in adding a credit card feature to this club card, the related fees will furnish an additional source of revenue.

The Company continues to pursue acquisition possibilities. Changes recently enacted in the law governing counter-parties in foreign exchange transactions who are not affiliated with large financial institutions require that in order to remain exempt from regulation by the Commodities Futures Trading Corporation, these businesses will be required to become affiliated with a bank or other regulated entity, including a broker-dealer such as the Company's Allen & Pierce subsidiary. This change in the law was the driving force behind the Itrade acquisition and the

Company believes the change may present additional acquisition opportunities, particularly since the Company is also registered as the futures merchant.

In the absence of substantial additional revenues, or the raising of additional capital, the Company's ability to continue operations is dependent upon the willingness of its short-term lenders to continue rolling over their loans to the Company. Based on conversations with these lenders, the Company believes that most of these lenders will continue to roll this debt over for at least the next 12 months while the Company pursues opportunities for acquisitions. However, they are not legally obligated to do so and there can be no assurance that these lenders will continue to renew their loans. The holder of the Notes which are presently in default has commenced legal action, which could make it difficult for the Company to continue with its plans to seek an acquisition and could make it impossible for the Company to continue as a going concern. In that connection, it should be noted that under the employment agreements between the Company's Itrade subsidiary and Itrade's managers, the Company has provided a non-recourse guarantee of "golden parachute" payments which would become due upon a change in control of the Company and the resulting termination of the executives' employment. This obligation may be discharged by returning Itrade to these managers, and as a practical matter this is the only means by which the Company would be able to discharge the guarantee.

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

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

On June 10, 2001 the Company filed a Report on Form 8-K reporting its acquisition of ItradeCurrency.com

(a) Exhibits

10.1     Employment Agreement with Stephen E. Moore

10.2     Employment Agreement with Anthony Iannuzzi

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BEDFORD HOLDINGS, INC.
                                     (Registrant)

Date: August 14, 2001
                                     /s/ Leon Zapoll
                                     ------------------------------------------
                                     Leon Zapoll
                                     President

Date: August 14, 2001

                                     /s/ Robert Samila
                                     ------------------------------------------
                                     Robert Samila
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)