Form 10QSB
period 2001-09-30
BEDFORD HOLDINGS INC
filed 2001-11-14
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,263,500 shares of the Company's Common Stock, no par value, were outstanding as of November 10, 2001.

ITEM I - FINANCIAL STATEMENTS

                              Bedford Holdings Inc.
                      Unaudited Consolidated Balance Sheet
                 As of September 30, 2001 and December 31, 2000

                                                                                    Restated
                                                                    9/30/01         12/31/00
ASSETS

  Current assets:
     Cash                                                         $   636,156       $    55,166
     Accounts receivable                                                3,035                 0
     Deposits with clearing broker                                  1,860,488               193
                                                                  -----------       -----------

         Total Current Assets                                       2,499,679            55,359

  Other assets:
     Fixed assets (net of accumulated depreciation)                    67,785            20,639
     Goodwill                                                         120,000                 0
     Trademark (net of accumulated amortization)                       16,785                 0
     Security deposits                                                 10,000            10,000
                                                                  -----------       -----------

                    Total Assets                                  $ 2,714,249       $    85,998
                                                                  ===========       ===========

LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Customers' deposits                                            2,368,583                 0
     Payable to shareholders                                           49,360                 0
     Short term loans payable                                         888,197           888,197
     Interest payable                                                 258,932           147,523
     Deferred income                                                        0            32,013
     Credit line payable                                               67,962                 0
     Accrued expenses & accounts payable                               83,399            12,671
                                                                  -----------       -----------

         Total Current Liabilities                                  3,716,433         1,080,404

     Long term note payable                                           100,000           100,000

  Shareholders' Equity:
     Common stock, $.001 par value; authorized
       40,000,000 shares, issued, and outstanding
       21,263,500 at December 31, 2000 and June 30, 2001               21,263            21,263
     Additional paid in capital                                     1,214,468         1,044,468
     Treasury stock, 6,500 shares at cost                              (6,500)           (6,500)
     Retained deficit                                              (2,331,415)       (2,153,637)
                                                                  -----------       -----------
           Total shareholders deficit                              (1,102,184)       (1,094,406)
                                                                  -----------       -----------

                    Total Liabilities & Shareholders' Equity      $ 2,714,249       $    85,998
                                                                  ===========       ===========

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                 Unaudited Consolidated Statement of Operations
 For the Nine and Three Months Ended September 30, 2001 and September 30, 2000

                                                         Nine months        Nine months       Three months       Three months
                                                           9/30/01            9/30/00           9/30/01            9/30/00
Gross Revenues                                          $    559,378       $    154,291       $    395,831       $     66,125
Less cost of revenues                                       (153,545)                 0           (107,787)                 0
                                                        ------------       ------------       ------------       ------------

Gross profit on revenues                                     405,833            154,291            288,044             66,125

General administrative expenses:
  Salaries and office costs                                  459,935            201,795            303,239             74,096
  Depreciation & amortization expense                         10,516              1,972              6,507                373
                                                        ------------       ------------       ------------       ------------

Total general administrative expenses                        470,451            203,767            309,746             74,469
                                                        ------------       ------------       ------------       ------------

Income (loss) from operations                                (64,618)           (49,476)           (21,702)            (8,344)

Other Income (expenses):
    Realized gain (loss) on short term investments                 0                  0                  0
    Loss on fixed asset disposal                             (21,685)                 0            (21,685)
    Interest income                                           44,155                573             30,267                267
    Interest expense                                        (135,630)          (153,144)           (53,098)           (75,036)
                                                        ------------       ------------       ------------       ------------

Net income (loss) before income tax provision               (177,778)          (202,047)           (66,218)           (83,113)

Provision for income tax                                           0                  0                225                  0
                                                        ------------       ------------       ------------       ------------

Net income (loss)                                          ($177,778)         ($202,047)          ($65,993)          ($83,113)
                                                        ============       ============       ============       ============

Loss per common share:
 Basic & fully diluted                                        ($0.01)            ($0.01)            ($0.00)            ($0.00)

Weighted average of common shares:
 Basic & fully diluted                                    21,263,500         21,263,500         21,263,500         21,263,500

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
                 Unaudited Consolidated Statement of Cash Flows
       For the Nine Months Ended September 30, 2001 and September 30, 2000

                                                            9/30/01         9/30/00
Operating Activities:
  Net loss                                                 ($177,778)      ($202,047)
  Adjustments to reconcile net income items
    not requiring the use of cash:
       Depreciation                                            8,033           1,972
       Amortization                                            2,483               0
       Deferred income                                       (32,013)         94,520

Changes in other operating assets and liabilities:
     Accounts receivable                                      22,248               0
     Deposits with clearing broker                         3,916,928         (31,280)
     Customers' deposits                                  (3,201,171)              0
     Short term loans payable                                      0          (5,000)
     Interest payable                                        111,409         114,356
     Accrued expenses & accounts payable                     (49,874)           (743)
                                                         -----------       ---------

Net cash provided by (used by) operations                    600,265         (28,222)

Investing activities
     Purchase of office construction                               0         (11,580)
     Purchase of office equipment & furniture                      0         (12,382)
                                                         -----------       ---------

Net cash provided by (used by) investing activities                0         (23,962)

Financing Activities:
    Trading balances due to shareholders                     (60,401)              0
    Payment of bank credit line                               (8,874)              0
    Capital contributed by shareholder                        50,000               0
                                                         -----------       ---------

Net cash provided by financing activities                    (19,275)              0
                                                         -----------       ---------

Net increase (decrease) in cash during period                580,990         (52,184)

Cash balance at beginning of period                           55,166          63,062
                                                         -----------       ---------

Cash balance at end of period                            $   636,156       $  10,878
                                                         ===========       =========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                $         0       $       0
     Income taxes paid during the fiscal year            $         0       $       0

Please see the accompanying notes to the financial statements.

                              Bedford Holdings Inc.
            Unaudited Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2001

                                                 Common          Common        Paid in      Treasury      Retained
                                                 Shares          Amount        Capital       Stock         Deficit         Total
Balance at January 1, 2001                     21,263,500     $    21,263    $ 1,044,468       ($6,500)  ($2,153,637)   ($1,094,406)

Capital contributed by shareholder                                                50,000                                     50,000

Issued stock to purchase ItradeCurrency.Com     1,500,000           1,500        118,500                                    120,000

Shares returned to treasury                    (1,500,000)         (1,500)         1,500                                          0

Net income for the period                                                                                   (177,778)      (177,778)
                                              -----------     -----------    -----------   -----------   -----------    -----------

Balance at September 30, 2001                  21,263,500     $    21,263    $ 1,214,468       ($6,500)  ($2,331,415)   ($1,102,184)
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

ItradeCurrency.Com, LLC (ITrade) was purchased by the Company in May 2001 for 1,500,000 shares of common stock. ITrade was originally formed in 1999 in the State of Delaware as GFX, LLC. ITrade engages in brokerage and speculative trading in "over the counter" spot foreign currency.

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

Customer deposits payable- Include the total of all funds held by the Company at September 30, 2001 for the benefit of customers.

Payables to shareholders- Represents account balances of shareholders of the Company trading in foreign currency through ITrade.

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

As a broker dealer, the Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1. In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness. As of September 30, 2001, the Company is in excess of the net capital requirements by $49,590.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission's Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined. As of September 30, 2001, the Company was in excess of these net capital requirements by $24,590.

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

Note 5: Litigation

The Company is currently involved in litigation concerning the defaulted notes amounting to $70,000 with interest. The Company has accrued the amounts of the defaulted notes and interest in the balance sheet.

Note 6: Long Term Debt

Long term debt consist of an unsecured note payable to a shareholder that matures in fiscal year 2005 and is non interest bearing.

Note 7- Income Taxes

Provision for income taxes is comprised of the following:

                                                        Nine Months     Nine Months
                                                          9/30/01         9/30/00
Net income (loss) before provision for income taxes      ($177,778)      ($202,047)
                                                         =========       =========

Current tax expense:

Federal                                                  $  48,900       $  56,326
State                                                       17,778          20,430
                                                         ---------       ---------

Total                                                    $  66,678       $  76,756

Less deferred taxes:

Loss carry-forward                                         (66,678)        (76,756)
Allowance for recoverability                                     0               0
                                                         ---------       ---------

Provision for income taxes                               $       0       $       0
                                                         =========       =========

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate                                       34%              34%
Statutory state and local income tax                              10%              10%
Less tax loss carry forward                                      -44%             -44%
                                                           ---------        ---------

Effective rate                                                     0%               0%
                                                           =========        =========

Deferred income taxes are comprised of the following:

Federal loss carry-forward                                 $ 338,980        $ 202,962
Allowance for recoverability                                (338,980)        (202,962)
                                                           ---------        ---------

Deferred tax benefit                                       $       0        $       0
                                                           =========        =========

Note 12- Segment Information

The activities of A&P are included in equities and futures, the activities of Itrade are included in foreign currency, and Club and corporate administration are included in corporate. The following is a summary of the Company's segment information:

                                         Nine months      Nine months    Three months    Three months
                                           9/30/01          9/30/00         9/30/01         9/30/00
Gross Commissions and Franchise Fee
   Equities and futures brokerage        $    30,947       $ 162,259         ($1,000)      $ 69,108
   Foreign exchange                          386,219               0         247,987              0

Gross Trading Gains (Losses)
   Equities and futures brokerage                  0          (7,968)              0         (2,983)
   Foreign exchange                          142,212               0         148,844              0
                                         -----------       ---------       ---------       --------
Total gross revenues                     $   559,378       $ 154,291       $ 395,831       $ 66,125
                                         ===========       =========       =========       ========

Gross Profit
   Equities and futures brokerage        $    30,947       $ 154,291         ($1,000)      $ 66,125
   Foreign exchange                          374,886               0         289,044              0
                                         -----------       ---------       ---------       --------
Total                                    $   405,833       $ 154,291       $ 288,044       $ 66,125
                                         ===========       =========       =========       ========

Operating Income (loss)
   Equities and futures brokerage            ($2,036)       ($49,476)      $  18,136        ($8,344)
   Foreign exchange                          (62,582)              0         (39,838)             0
                                         -----------       ---------       ---------       --------
Total                                       ($64,618)       ($49,476)       ($21,702)       ($8,344)
                                         ===========       =========       =========       ========

Total Assets
   Equities and futures brokerage        $    86,970       $  74,591
   Foreign exchange                        2,507,279               0
   Corporate                                 120,000             558
                                         -----------       ---------
Total                                    $ 2,714,249       $  75,149
                                         ===========       =========

Depreciation & Amortization
   Equities and futures brokerage        $     1,715       $   1,972       $      19       $    373
   Foreign exchange                            8,801               0           6,488              0
                                         -----------       ---------       ---------       --------
Total                                    $    10,516       $   1,972       $   6,507       $    373
                                         ===========       =========       =========       ========

Interest
   Equities and futures brokerage        $         0       $       0       $       0       $      0
   Foreign exchange                           24,221               0          14,070              0
   Corporate                                 111,409         153,144          39,028         75,036
                                         -----------       ---------       ---------       --------
Total                                    $   135,630       $ 153,144       $  53,098       $ 75,036
                                         -----------       ---------       ---------       --------

Item 2. Management's Discussion and Analysis of Financial Condition

The Company, through its wholly owned subsidiaries, seeks to generate revenue through two business segments: equity and futures brokerage and foreign currency brokerage and trading.

The Company and its subsidiaries are located in Orangeburg, New York.

General Statement: Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

* Inability of the company to secure additional financing

* Unexpected economic changes in the United States and overseas

* The imposition of new restrictions or regulations by government agencies that affect the Company's trading and brokerage activities.

To the extent possible, the following discussion will highlight the relative activities of the Company's business segments.

                      I. Consolidated Results of Operations

The Company's auditors have expressed significant doubt as to the Company's ability to continue to operate as a going concern because of the significant losses have been incurred in the last two fiscal years. Management's plan to address these concerns is as follows.

The Company continues to pursue acquisition possibilities in the foreign currency brokerage industry. As a result of laws enacted by the Commodity Futures Trading Commission in late 2000, many firms dealing in spot foreign currency over the counter trading and brokerage must be affiliated with a large financial institution, such as a bank, or with a futures commission merchant or broker dealer. The Company's designation as a broker dealer has enabled to acquire ITrade in late May 2001. The Company will continue to explore other acquisitions in this industry.

In the absence of additional revenues or capital, the Company will seek to roll over the short-term loans coming due in October 2001. Based upon conversations with the short- term lenders, the Company is confident that these loans will be extended for another six months to a year. The holder of the notes presently in default is seeking legal relief. This could make it difficult for the Company to continue its plans to seek additional acquisitions or to continue as a going concern.

Comparison of operating results:

Nine months consolidated sales, gross profit, and net income:

During the period, the Company's consolidated gross revenues were $559,378 compared to $154,291 generated for the same period last year. Gross profits were $405,833 for the period as compared to $154,291 for the same period last year. The significant increase in gross revenues and gross profits are due to the acquisition of ITrade in late May 2001.

General and administrative expenses for the period were $470,451 compared to $203,767 in the same period of 2000. The significant increase in gross revenues and gross profits are due to the acquisition of ITrade in late May 2001. A consolidated detail of general and administrative expenses for the period is as follows:

                                        9/30/01       9/30/00

      Salaries and payroll taxes        269,141        16,575
      Medical insurance                  31,094        26,137
      Office Rent                        68,094        54,310
      Office administration              35,363        36,533
      Travel and automobile costs        18,915        12,354
      Entertainment                       4,850        21,116
      Telephones                          7,700        11,675
      Data processing                    19,500        23,095
      Advertising & promotion             5,278             0
                                       --------      --------

      Total                            $459,935      $201,795
                                       ========      ========

The increase in general and administrative costs is due to the acquisition of ITrade.in May 2001.

After deducting general and administrative costs, the Company experienced a loss from operations of $64,618 as compared to a loss of $49,476 for the same period last year.

The Company recognized a loss on the disposal of some office equipment of $21,
685. The assets were disposed of as result of moving the ITrade subsidiary from lower Manhattan to Orangeburg, New York during the period. The Company had interest income of $44,155 for the nine-month period and interest expense of $135,630. The Company recognized a net loss of $177,778 for the nine-month period as compared with a net loss of $202,047 for the nine-month period ended September 30, 2000. On a per share basis, net loss per share remained unchanged from last year at a loss of $0.01 per share.

Three months consolidated sales, gross profit, and net income:

The consolidated results of operations for the three-month period ended September 30, 2001 as compared to September 30, 2000 is very much identical to the nine-month discussion above. Since the purchase of ITrade occurred on May 24, 2001, the results of operations discussed above include the results of the ITrade subsidiary, which comprises most of the Company's business activities, for the period from the purchase date through September 30, 2001. A detail of the quarterly general administration expenses is as follows:

                                        9/30/01      9/30/00

      Salaries and payroll taxes        189,730       35,453
      Medical insurance                  28,503        1,296
      Office Rent                        25,867       21,114
      Office administration              11,879       11,742
      Travel and automobile costs        13,201        2,857
      Entertainment                       2,700        1,075
      Telephones                          7,281          210
      Data processing                    19,500            0
      Advertising & promotion             4,578          350
                                       --------      -------

      Total                            $303,239      $74,096
                                       ========      =======

The increase in general and administrative costs is due to the acquisition of ITrade.in May 2001.

Nine-month results for spot foreign currency segment (Itrade):

The foreign currency segment generated brokerage revenues of $386,219 for the nine- month period and enjoyed trading gains of $142,212. Gross profits on revenues were $374,886.

After deducting office and administration costs of $437,468, the segment incurred a loss from operations of $62,582.

Depreciation costs for the segment were $8,801 for the nine-month period. Interest costs represents interest paid to clients based upon available cash balances maintained with ITrade. Interest cost is mostly offset by the interest income earned on the investment of client deposits in short term government securities. The segment does maintain a line of credit with a bank. At September 30, 2001, the balance of the credit line was $67,962 and interest expense of the line through September 30, 2001 was $5,915.

Three-month results for spot foreign currency segment (Itrade):

The results of operations for the three-month period ended September 30, 2001 for the foreign currency segment as compared to September 30, 2000 is very much identical to the nine-month discussion above. Since the purchase of ITrade occurred on May 24, 2001, the results of operations discussed above include the results of the ITrade subsidiary, which comprises most of the Company's business activities, for the period from the purchase date through September 30, 2001.

Nine-month and three month results for equity and futures brokerage:

The segment had no significant business activity for nine-months ended September 30, 2001 and September 30, 2000. The segment continues to incur depreciation expense on office equipment of about $270 per month. The corporate office has short-term borrowings from various individuals of approximately $888,000 coming due in October 2001. Management expects to be able to extend the maturity date of this debt for an additional six months at no additional interest cost to the Company, however at the date of this report, a final agreement on the extension has not been reached with the creditors. Interest expense for the period on the debt is $111,409 and $39,028 for the quarter.

       Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2001, the company had a working capital deficit of $1,216,754 as compared to a working capital deficit of $1,025,045 at December 31,2000, or an increase in the deficit of $191,709, which can be mostly attributed the operating loss incurred for the last nine months.

On a consolidated basis at cash on hand was $636,156 as compared with $55,166 at December 31, 2000. During the period, operations provided cash of $600,265. In addition, a shareholder contributed capital of $50,000. Cash was used to pay $8,874 of ITrade's bank credit line and $60,401 of shareholder trading balances maintained with ITrade.

The Company purchased no fixed assets during the period nor are there plans to purchase equipment in the near future.

Total assets at June 30, 2001 increased to $2,714,249 from $85,998 at December 31, 2000 mostly as a result of the purchase of ITrade in May 2001.

The Company's total stockholders' deficit increased from $1,094,406 at December 31, 2000 to a deficit of $1,102,184 at September 30, 2001 as a result of net losses of $177,778 incurred during the period and the capital contribution of a shareholder of $50,000.

During the coming fiscal year, the Company projects no significant additional expenditures in connection with any of the Company's business activities.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On June 19, 2001 holders of several short-term notes issued by the Company in the aggregate principal amount of approximately $135,000 commenced litigation in the Supreme Court, New York County, New York seeking to recover the unpaid balance (approximately $100,000) on those notes. The Company asserted several defenses, including improper venue and criminal usury. The plaintiffs have consented to have the case transferred to Rockland County. The Company intends vigorously to defend the litigation.

(a) Exhibits

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BEDFORD HOLDINGS, INC.
                                    (Registrant)

Date: November 13, 2001


                                    /s/ Leon Zapoll
                                    ------------------------------------------
                                    Leon Zapoll
                                    President

Date: November 13, 2001


                                    /s/ Robert Samila
                                    ------------------------------------------
                                    Robert Samila
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)