Form 10KSB40
period 2001-12-31
BEDFORD HOLDINGS INC
filed 2002-04-01
CIK 1022898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-25561

BEDFORD HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

New Jersey	13-3901466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
148 Central Avenue, Old Tappan, NJ	07675
(Address of principal executive offices)	(Zip Code)

(201) 750-7730

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934:

Common Stock, no par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES |X| NO |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 29, 2002 was approximately $126,350.

The number of shares of Registrant's Common Stock outstanding on March 29, 2002 was 21,263,500.

Revenue for the most recent fiscal year was $30,947.

Part I

Item 1. Description of Business

Bedford Holdings, Inc., (the “Company”) was established in 1996 as a holding company for Allen & Pierce Securities, Inc., a broker-dealer (“Allen & Pierce”), and with a view toward acquiring other businesses. Allen & Pierce has been in business since 1989 and is registered as a securities broker-dealer with the U.S. Securities and Exchange Commission. Until January, 2002, when it withdrew its registration it was also registered as an introducing broker with the U.S. Commodities Futures Trading Corporation.

The Company has pursued a variety of options in seeking to expand its business. In 2000 it completed installation of an online trading system which provided for execution of both securities and commodities trades. This system was designed with a view toward providing brokerage services to high net worth individuals whose first language is not English, and companies owned by such individuals. The system did not produce substantial revenues and is not currently in operation.

The Company has begun a cautious extension of its brokerage activities. In early 2000, the Company entered into an agreement under which an individual agreed to open several branch offices in the name of the Company's Allen & Pierce brokerage subsidiary for the purpose of developing brokerage commission revenues. This agreement was not reduced to writing and no branch offices were opened. At the beginning of the third quarter of 2000, the Company established Bedford Holdings Club Inc., which was intended to provide club members with discounts on the purchase of goods and services on presentation of a club membership card. The plan was to convert the membership card into a credit card through a major credit card Company, but management was unable to bring this plan to fruition. In May, 2001, the Company acquired ItradeCurrency.com, LLC, a privately held company that acted as a counterparty and broker in the foreign currency spot markets. The acquisition was rescinded by mutual agreement in December, 2001. The Company is actively pursuing the possibility of a merger with one or more other business entities.

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

EMPLOYEES

At December 31, 2001, the Company had 2 employees, Mr. Zapoll and Mr. Samila.

REGULATION

The Company's business and the securities industry in general are subject to extensive regulation in the U.S. at both the Federal and state level, as well as by industry Self Regulatory Organizations ("SROs"). The Securities and Exchange Commission (“Commission”) is the Federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the U.S. In addition, the Department of the Treasury and the Municipal Securities Rulemaking Board have the authority to promulgate regulations relating to U.S. government and agency securities and to municipal securities, respectively, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other U.S. institutions. Broker-dealers and investment advisers are subject to registration and regulation by state securities regulators in those states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the NASD, the NYSE and other securities exchanges.

Allen & Pierce is registered as a broker-dealer with the Commission and is a member of, and subject to regulation by, a number of securities industry SROs, including the NASD. Allen & Pierce is also registered as a broker-dealer in New York.

The SEC has recently become active in the enforcement of its regulations in the area of online trading activities in an effort to curb various abuses which have occurred in that area. It may be anticipated that such enforcement will continue or increase, and that additional regulations may be adopted, some of which could adversely affect the Company’s plans to move into this area.

NET CAPITAL REQUIREMENTS

As a broker-dealers registered with the Commission, Allen & Pierce Securities is subject to the capital requirements of the Commission. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that the U.S. Broker-Dealers are required to maintain and also limit the amount of leverage that the U.S. Broker-Dealers are able to obtain in their businesses. As an introducing broker, Allen & Pierce was, until its withdrawal of registration and is a commodities futures merchant in January 2002, also subject to the capital requirements of the CFTC.

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

As a broker dealer, the Company is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1.  In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness.  As of December 31, 2001, the Company was in excess of net capital requirements by $12,632.

Item 2. Description of Property

The Company's operations are located in 1,000 square foot leased facility in Old Tappan, New Jersey. The term of the lease is 5 years and current monthly rental is approximately $2,000. The Company has no special requirements beyond ordinary commercial office space, and management believes that this facility will be adequate for its purposes for the foreseeable future.

Item 3. Legal Proceedings

On June 19, 2001 holders of several short-term notes issued by the Company in the aggregate principal amount of approximately $135,000 commenced litigation in the Supreme Court, New York County, New York seeking to recover the unpaid balance (approximately $100,000) on those notes. The case was subsequently transferred to Rockland County. The Company has asserted several defenses, including criminal usury as to one of the notes which carried interest at 38% per annum. The Company intends vigorously to defend the litigation, but the eventual resolution of the matter cannot be predicted at the present time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last  quarter of the period covered by this report.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is quoted under the symbol “BFHI” on the NASDAQ Electronic Bulletin Board. The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the NASD. NASDAQ Bulletin Board. Quotations reflect inter dcaler prices, without retail markup, mark down or commission and may not represent actual transactions.

		BID PRICES
YEAR	PERIOD	HIGH	LOW
2000	First Quarter	$6.00	$1.50
	Second Quarter	$1.50	$0.50
	Third Quarter	$3.00	$0.25
	Fourth Quarter	$0.25	$0.15
2001	First Quarter	$0.25	$0.10
	Second Quarter	$0.25	$0.10
	Third Quarter	$0.33	$0.08
	Fourth Quarter	$0.25	$0.10

As of March 29, 2002 the reported bid price for the Company’s common stock was $0.10 per share.

SHAREHOLDERS

As of December 31, 2001, the Company had 21,263,500 shares of Common Stock outstanding held by 13 shareholders of record.

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

OVERVIEW

The Company has pursued a variety of options in seeking to expand its business. In 2000 it completed installation of an online trading system which provided for execution of both securities and commodities trades. This system was designed with a view toward providing brokerage services to high net worth individuals whose first language is not English, and companies owned by such individuals. The system did not produce substantial revenues and is not currently in operation.

The Company has begun a cautious extension of its brokerage activities. In early 2000, the Company entered into an agreement under which an individual agreed to open several branch offices in the name of the Company's Allen & Pierce brokerage subsidiary for the purpose of developing brokerage commission revenues. This agreement was not reduced to writing and no branch offices were opened. At the beginning of the third quarter of 2000, the Company established Bedford Holdings Club Inc., which was intended to provide club members with discounts on the purchase of goods and services on presentation of a club membership card. The plan was to convert the membership card into a credit card through a major credit card Company, but management was unable to bring this plan to fruition. In May, 2001, the Company acquired ItradeCurrency.com, LLC, a privately held company that acted as a counterparty and broker in the foreign currency spot markets. The acquisition was rescinded by mutual agreement in December, 2001. The Company is actively pursuing the possibility of a merger with one or more other business entities

RESULTS OF OPERATIONS

Total revenue for the year ended December 31, 2001 was $30,947, compared to a $227,367, for the preceding year. Revenues for the year ended December 31, 2001 consisted entirely of brokerage commissions on securities transactions. In addition, the Company received other income of $36,360 as a management fee for supervision of ItradeCurrency.com, LLC. The latter amount was not recorded as operating income because of the receipt and now that acquisition as described above. Substantially all of the revenue for the year ended December 31, 2000 was payment for the privilege of opening branch offices and for certain support services. There were no significant related expenses, since the services provided by the Company consisted primarily of training furnished by regular Company employees at the Company's offices on operation of its online trading system. This revenue is likely to be non-recurring, as the Company's primary focus will be on seeking to acquire other businesses rather than further expanding its brokerage operations geographically.

Depreciation expenses for the year ended December 31, 2001 were essentially unchanged from those of the prior year. The reduction in interest expense from $166,951 for the year ended December 31, 2000 to $150,013 in the year ended December 31, 2001 reflects the effect of a $100,000 loan by a shareholder, which was made without interest. Administrative expense decreased to $127,819 the December 31, 2001 year compared to $293,159 for the year ended December 31, 2000. The increase reflected costs of operations of the Company's online trading service and additional expenses incurred in seeking acquisition opportunities in the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Total assets as of December 31, 2001 were $61,275, compared to $89,298 as of December 31, 2000. Of the total, only $51,525 represents current assets, whereas total current liabilities exceed $1.2 million.

To meet its cash requirements, the Company has found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of December 31, 2001, the amount outstanding on these borrowings aggregated $838,197, with interest rates ranging from 8.5% to 25%, payable at maturity. In addition, in December 2000, a shareholder lent the Company $100,000.  The note payable is unsecured and matures in December 2005. It is non-interest bearing. Substantially all of the Company's notes payable to outside investors are in default.

To conserve its limited resources, the Company has undertaken a program to reduce its overhead. In January of 2002 it received an offer from another Company to take over the space leased in Orangeburg, NY. It accepted that offer and has relocated its offices to a smaller facility in Old Tappan, New Jersey at a rental of approximately $2,000 per month. This relocation will significantly reduce its future general and administrative expense. In addition, the Company withdrew from registration as a commodities futures merchant, which eliminates one of the minimum capital requirements that applied to it as a result of that registration. Mr. Samila, the only officer who had been receiving compensation from the Company, terminated his employment as of January 1, 2002, though he continues to serve as a director of the Company.

The Company's liquidity position remained precarious as of December 31, 2001. Thus far, holders of the Company's short-term notes other than those described above as parties to a lawsuit have indicated that for the time being they do not intend to pursue legal action to enforce their notes. However there is no assurance that the holders of the Notes which are presently in default will not commence legal action, which could make it difficult for the Company to continue with its plans to seek an acquisition and would most probably make it impossible for the Company to continue as a going concern.

The Company's Allen & Pierce subsidiary is a $5,000 broker-dealer. Provided its remaining short-term lenders remain willing to to forbear on legal enforcement of their notes, the Company believes it will be able to maintain Allen & Pierce's capital requirements for at least the next 12 months without any additional infusion of capital.

Item 7. Financial Statements

DONAHUE ASSOCIATES, L.L.C.

27 BEACH ROAD, SUITE CO5-A

MONMOUTH BEACH, NJ.    07750

Phone: (732) 229-7723

Independent Auditor’s Report

The Shareholders

Bedford Holdings Inc.

We have audited the accompanying consolidated balance sheets of Bedford Holdings Inc. as of December 31, 2001 and December 31, 2000 and the related consolidated statements of operations and consolidated changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements presented are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bedford Holdings Inc. as of December 31, 2001 and December 31, 2000 and the consolidated results of operations, consolidated changes in shareholders’ equity and cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 8 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 8 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.

/s/

Donahue Associates LLC

Monmouth Beach, New Jersey

March 25, 2002

Bedford Holdings Inc.

Consolidated Balance Sheet

As of December 31, 2001 and December 31, 2000

		As restated
	12/31/01	12/31/00
ASSETS

Current assets:
Cash	$51,525	$55,166
Deposits with clearing broker	0	193

Total Current Assets	51,525	55,359

Other assets:
Fixed assets (net of accumulated depreciation of $2,166 at
December 31, 2001 and $3,323 at December 31, 2000)	5,539	20,639
Advance to shareholder	911	0
Investment in stock	3,300	3,300
Security deposit	0	10,000

Total Assets	$61,275	$89,298

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Short term notes payable	938,197	888,197
Interest payable	297,536	147,523
Deferred revenues	0	32,013
Accrued expenses & accounts payable	33,893	15,971

Total Current Liabilities	1,269,626	1,083,704

Shareholder loan payable	100,000	100,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
40,000,000 shares, issued, and outstanding
21,263,500 at December 31, 2001 and December 31, 2000	21,263	21,263
Additional paid in capital	1,044,468	1,044,468
Treasury stock, 6,500 shares at cost	(6,500)	(6,500)
Retained deficit	(2,367,582)	(2,153,637)
Total shareholders' deficit	(1,308,351)	(1,094,406)

Total Liabilities & Shareholders' Equity	$ 61,275	$ 89,298

Please see the notes to the financial statements.

Bedford Holdings Inc.

Consolidated Statement of Operations

For the Years Ended December 31, 2001 and December 31, 2000

		As restated
	12/31/01	12/31/00

Commissions and franchise revenue	$30,947	$227,367

General and administrative expenses:
Administrative expenses	127,819	293,159
Depreciation expense	3,420	3,323

Total general and administrative expenses	131,239	296,482

Loss from operations	(100,292)	(69,115)

Other Income (expenses):
Interest income	0	619
Interest expense	(150,013)	(166,951)
Management fee	36,360	0
Trading loss	0	(7,968)

Net loss before income tax provision	(213,945)	(243,415)

Provision for income tax	0	0

Net Loss	($213,945)	($243,415)

Loss per common share:
Basic & fully diluted	($0.01)	($0.01)

Weighted average of common shares:
Basic & fully diluted	21,263,500	21,263,500

Please see the notes to the financial statements.

Bedford Holdings Inc.

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2001 and December 31, 2000

		As restated
	12/31/01	12/31/00
Operating Activities:
Net loss	($213,945)	($243,415)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation and amortization	3,420	3,323
Impairment charge	11,680	0
Amortization of deferred revenues	(32,013)	(219,187)

Changes in other operating assets and
liabilities:
Deposits with clearing broker	193	808
Security deposit	10,000	0
Deferred revenues	0	251,200
Interest payable	150,013	103,704
Accrued expenses & accounts payable	17,922	613

Net cash used by operations	(52,730)	(102,954)

Investing activities
New office construction	0	(11,580)
Purchase of office equipment & furniture	0	(12,382)

Net cash used by investing activities	0	(23,962)

Financing Activities:
Payment of short term notes	0	(113,500)
Acquisition of short term notes	50,000	132,520
Advance from shareholder	0	100,000
Advance to shareholder	(911)	0

Net cash provided by financing activities	49,089	119,020

Net increase (decrease) in cash during period	(3,641)	(7,896)

Cash balance at beginning of fiscal year	55,166	63,062

Cash balance at end of fiscal year	$51,525	$55,166

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$51,170
Income taxes paid during the fiscal year	$0	$0

Please see the notes to the financial statements.

Bedford Holdings Inc.

Consolidated Statement of Shareholders’ Equity

From January 1, 2000 to December 31, 2001

	Common	Common	Paid in	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2000	21,263,500	$21,263	$1,044,468	($6,500)	($1,910,222)	($850,991)

Net loss for the fiscal year					(243,415)	(243,415)

Balance at December 31, 2000
as restated	21,263,500	21,263	1,044,468	(6,500)	(2,153,637)	(1,094,406)

Net loss for the fiscal year					(213,945)	(213,945)

Balance at December 31, 2001	21,263,500	$21,263	$1,044,468	($6,500)	($2,367,582)	($1,308,351)

Please see the notes to the financial statements.

Bedford Holdings Inc.

Notes to the Consolidated Financial Statements

From January 1, 2000 to December 31, 2001

Note 1. Organization of the Company

Bedford Holdings, Inc. (the Company) is a New Jersey State Corporation formed in July 1996. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Allen & Pierce Securities Inc. and Bedford Holdings Club, Inc.

Allen & Pierce Securities, Inc. is a New York State Corporation formed in January 1989 for the purpose of conducting business as a broker dealer in securities and as an introducing broker in futures and options.  Allen & Pierce Securities Inc. is registered with the National Association of Securities Dealer as a broker dealer and with the Commodity Futures Trading Commission as an introducing broker. The subsidiary operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission and accordingly, is exempt from the remaining provision of the rule.  Essentially, the requirements of paragraph (k)(2)(ii) provide that the subsidiary clear all transactions on behalf of customers on a fully disclosed basis with a clearing broker dealer.  The clearing broker dealer carries the accounts of the Company’s customers and maintains all related books and records required.  Likewise, as an introducing broker in futures and options, the Company is required to carry all customer accounts on a fully disclosed basis with a clearing futures commission merchant.  The clearing futures commission merchant is required to maintain the books and records that are required to service these customers.

Bedford Holding Club Inc. is a New York State corporation formed in August 2000 to provide its members various services at a discount for an annual membership fee. The subsidiary has no business activities for fiscal year 2001.

Note 2. Summary of Significant Accounting Principles

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

Revenue Recognition: Commission revenues for securities and futures and options are recorded at the closing of the underlying transaction.  Membership fee revenues are amortized over the life of the membership, which is generally one year. Funds received for the use of the name of the Company’s subsidiary are amortized to fee revenues over the term of the usage agreement.

Management fee: Fees received from supervisory services provided through the Company’s subsidiary, Allen & Pierce Securities Inc., are recorded as revenue when the services have been provided.

Fixed assets: Fixed assets are stated at cost. Depreciation of furniture and equipment is provided using the straight-line method over the estimated useful life of the asset.  Improvements made to leased property are depreciated on a straight-line basis over the estimated useful life of the improvement or the period remaining on the lease remaining, whichever is less.  The following is a summary of the estimated useful lives used in computing depreciation expense:

Furniture

  7 years

Lease improvements

  7 years

Expenditures for minor maintenance and repairs are charged to expense as incurred.

Long Lived Assets: The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Treasury Stock.  The Company uses the cost method to account for treasury stock.  During 1997 and 1998, the Company purchased 6,500 shares of its common stock for $6,500.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109  (SFAS No. 109), "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Recent accounting pronouncements- In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which mandates the purchase method of accounting for business combinations effective July 1, 2001.  Management believes that the adoption of SFAS No. 141 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In June 2001, the FASB also issued Statement No. 142, “Goodwill and Other Intangible Assets”, which governs the accounting and reporting for acquired goodwill and other intangible assets at acquisition and after initial recognition in the financial statements effective January 1, 2002. Management believes that the adoption of SFAS No. 142 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

In October 2001, the FASB also issued Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which supercedes existing standards for this area of accounting.  SFAS No. 144 is effective January 1, 2002. Management believes that the adoption of SFAS No. 142 will not materially impact the balance sheet, statement of operations, and statement of changes in cash flows and stockholder equity.

Note 3. Fair Value of Financial Instruments

The value of cash, deposits with clearing brokers, accounts receivables and notes payables, interest payable, accrued expenses, and shareholder payable are estimated to approximate fair market value at December 31, 2001 and December 31, 2000.

Note 4. Net Capital Requirements

The Company, through its subsidiary, Allen & Pierce Securities Inc., is subject to certain minimum net capital requirements as defined by the Commodity Futures Trading Commission and the Securities and Exchange Commission.

As a broker dealer, the Company is subject to the Securities and Exchange Commission’s Uniform Net Capital Rule 15c3-1, which requires that the ratio of aggregate indebtedness to the excess net capital, as defined, shall not exceed 15 to 1.  In addition, the Company is required to maintain net capital, as defined, in excess of the greater of $5,000 or 6 2/3% of aggregate indebtedness.  As of December 31, 2001 and December 31, 2000, the Company in excess of net capital requirements by $12,632 and $42,166, respectively.

As an introducing broker, the Company is subject to the Commodities Futures Trading Commission’s Net Capital Rule 1.17 which requires the Company to maintain net capital, as defined, of the greater of $30,000 or $3,000 per associated person, as defined.  At December 31, 2001, the Company was below the minimum net capital requirement by $12,368 and in excess of the minimum net capital requirement at December 31, 2000 by $17,166.  See Note 8 for further discussion.

Note 5. Franchise Fee Revenues

In February 2000, the Company entered into an agreement with an individual that allowed the opening of branch offices using the name of the subsidiary for the purpose executing brokerage transactions. The fees received upon the execution of the agreement were amortized to deferred fee revenues over the term of the agreement. The agreement expired in February 2001.  No branch offices were opened as a result of the agreement.

Note 6. Earnings per Share

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

Note 7. Litigation

The Company is involved in litigation concerning the short-term notes payable discussed in Note 9.  Defendants are seeking principle and unpaid interest on loans made to the Company in fiscal years 1999 and 2000.  The Company is vigorously defending itself in this action, however the eventual resolution of this matter cannot be reasonably predicted at the date of these financial statements.  Management estimates that the eventual resolution of this matter will not have a material affect upon the financial position of the Company.

Note 8. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern.  However, during the twelve months ending December 31, 2001 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern and liquidity problems.  The Company has incurred net losses of approximately $214,000 in the fiscal year ended December 31, 2001 and approximately $2,368,000 since its inception. This condition raises substantial doubt to the ability of the Company to continue as a going concern.

Management’s plans with regard to this matter is as follows:

The Company, through a plan formalized in December 2001, will withdraw its subsidiary, Allen & Pierce Securities Inc. as an introducing broker member of the National Futures Association and thereby eliminate the required net capital minimum requirement.  The Company will continue its broker dealer membership with the National Association of Securities Dealers, which requires a minimum net capital of only $5,000. In addition, the Company will relocate its office space to save on rental expense.  See Note 17 for further discussion.

The eventual outcome of the success of management’s plans cannot be ascertained with any degree of certainty.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 9. Short Term Notes Payable

Short-term loans payable include unsecured promissory notes and advances due to unrelated parties.  The notes mature in 2002 with interest rates ranging from 8.5% to 25% payable at maturity.  Interest payable includes the amount of unpaid interest on the short-term notes as of December 31, 2001 and December 31, 2000.  Short term notes payable includes notes that were defaulted upon in fiscal year 2000.  The principle and interest due on the notes is $86,602 at December 31, 2001 and December 31, 2000.

Note 10. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of short-term notes payable. The notes are unsecured and carry interest rates ranging from 8.50% to 20%.  The notes are due in October 2001. A withdrawal of support from the creditors of the Company could have a material adverse effect on the financial condition of the Company.

Note 11. Commitments and Contingencies

The Company is committed to a non-cancelable operating lease for office space.  Future minimum lease payments required under this lease are as follows:

Year	2001	2000

2001	$0	$72,000
2002	20,658	73,440
2003	23,153	74,909
2004	23,857	76,407
2005	24,576	77,935
2006	25,307
Thereafter	2,114	413,689

Total minimum lease payments	$119,665	$788,380

Rent expense for fiscal year 2001 and 2000 was $55,130 and $72,000, respectively.

Note 12. Income taxes

Provision for income taxes is comprised of the following:

	31-Dec-01	31-Dec-00

Net loss before provision for income taxes	($213,945)	($243,415)

Current tax expense:

Federal	$0	$0
State	0	0

Total	$0	$0

Less deferred tax benefit:

Federal loss carry-forward	(408,602)	(324,920)
Allowance for recoverability	408,602	324,920

Provision for income taxes	$ 0	$ 0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%

Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Federal loss carry-forward	$408,602	$324,920
Allowance for recoverability	(408,602)	(324,920)

Deferred tax benefit	$ 0	$ 0

The deferred tax benefit arising from the net operating loss carry-forwards expire in fiscal years 2010 to 2021.

Note 13. Fixed Assets

A summary of fixed assets at is as follows:

	31-Dec-01	31-Dec-00

Furniture and equipment	$7,705	$1,650
Lease improvements	0	22,312
Accumulated depreciation	(2,166)	(3,323)

Net fixed Assets	$5,539	$20,639

The Company recognized an impairment charge of $10,680 in the statement of operations.  The amount recognizes the book value of the lease improvement made to its office space in Orangeburg, New York.  The impairment charge was recognized as a result of the Company’s decision to move its office space to Old Tappan, New Jersey.  See Note 8 and Note 17 for further discussion.

Note 14. Long Term Debt

Long-term debt consists of an unsecured, non-interest-bearing note payable to a shareholder that matures in fiscal year 2005. See Note 15 for further discussion

Note 15. Related Party Transaction

In December 2000, a shareholder advanced the Company $100,000 and received a promissory note from the Company.  The note payable is unsecured, non-interest bearing, and matures in December 2005.

Note 16. Restatement

Subsequent to the issuance of the certified audit report for December 31, 2000, management determined accrued interest payable was overstated.  The correction affected the consolidated balance sheet, consolidated statement of operations, the consolidated statement of cash flows, and the consolidated statement of changes in shareholders' equity.

The following table indicates the accounts that have been affected by the correction:

	As reported	As restated

Interest payable	$194,291	$147,523
Net loss	($277,698)	($243,415)
Loss per share basic & fully diluted	($0.01)	($0.01)

Note 17. Subsequent Events

In January 2002, the Company relocated to a new office space in Old Tappan, New Jersey.

In January 2002, the Company withdrew as an introducing broker member of the National Futures Association.

Note 18. Purchase of ITradeCurency.Com, LLC

In May 2001, the Company issued 1,500,000 shares of common stock to purchase 100% of the issued and outstanding units of ItradeCurrency.Com, LLC., a privately held company that transacts and brokers trades in the foreign currency spot markets. In December 2001, by mutual agreement, the companies elected to void the merger agreement and the shares were returned to the Company.  Consequently, the financial statements of  ITradeCurrency.Com, LLC  have not been consolidated into the financial statements of the Company at December 31, 2001.

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

Name	Age	Positions	Date became director or executive officer
Leon Zapoll	50	President and Director	July 1996
Robert Samila	59	Chief Financial Officer, Secretary Treasurer and Director	July 1996

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

Robert Samila. Mr. Samila has been the Chief Financial Officer of the Company and President of Allen & Pierce Securities, its predecessor, since 1989. He became an officer and director of the Company upon its organization as a holding company in 1996. Prior to that time he was employed in various capacities by a number of firms in the securities industry, and as an examiner for the National Association of Securities Dealers, Inc. He is qualified as a general securities principal, financial operations principal, registered options principal, and municipal bond principal, and is licensed by the Commodities Futures Trading Corporation as a supervising sole principal, associated person and commodities principal. He is registered as a Branch Manager with the New York Stock Exchange and was in the past an Allied Member of the American Stock Exchange. He is currently licensed as a salesperson in the state of New York and as in the past been licensed in a number of other states. He holds a bachelor’s degree in Business Administration from Seton Hall University.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities during each of the prior three (3) fiscal years. No bonuses or stock options were granted and no additional compensation was paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARs
Leon Zapoll, President	2001	0	0	0	0	0
	2000	0	0	0	0	0
	1999	0	0	0	0	0
Robert Samila Chief Financial Officer, Treasurer and Secretary	2001	$18,720	0	0	0	0
	2000	$22,100	0	0	0	0
	1999	$22,100	0	0	0	0

COMPENSATION OF DIRECTORS

No Director receives or has received any compensation from the Company for service as a member of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2000, certain information with respect to the Company's equity securities believed by the Company to be owned of record or beneficially by (i) each Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	% of Class
Common Stock	Leon Zapoll 36 Wescott St. Old Tappan, NJ 07675	18,200,000	85.6%
All officers and directors as a group		18,200,000	85.6%

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

Item 12. Certain Relationships and Related Transactions

Not applicable

Item 14. Exhibits and Reports on Form 8K

Exhibit 10

Lease for office at 184 Central Avenue, Old Tappan, NJ

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEDFORD HOLDINGS, INC.

(Registrant)

By:

/s/ Leon Zapoll_____________

Leon Zapoll, President

Dated March 31, 2002

Pursuant to the requirements of the Securities Act of 1934, this report has  been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Leon Zapoll Leon Zapoll	Chairman of the Board, Treasurer and Director	March 31, 2002
/s/ Robert Samila Robert Samila	Director, Chief Financial Officer	March 31, 2002