Form 10QSB
period 2002-03-31
BEDFORD HOLDINGS INC
filed 2002-05-15
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-QSB

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,263,500 shares of the Company's Common Stock, no par value, were outstanding as of March 31, 2002.

ITEM I - FINANCIAL STATEMENTS

Bedford Holdings Inc.

Unaudited Consolidated Balance Sheet

As of March 31, 2002 and December 31, 2001

	3/31/02	12/31/01
ASSETS

Current assets:
Cash	$15,200	$51,525

Total Current Assets	15,200	51,525

Other assets:
Fixed assets (net of accumulated depreciation of $2,438 at
March 31, 2002 and $2,166 at December 31, 2001)	5,267	5,539
Advance to shareholder	0	911
Investment in stock (at cost)	3,300	3,300
Security deposit	5,625	0

Total Assets	$29,392	$61,275

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Short term notes payable	938,197	938,197
Interest payable	336,140	297,536
Accrued expenses & accounts payable	32,501	33,893

Total Current Liabilities	1,306,838	1,269,626

Shareholder loan payable	90,000	100,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
40,000,000 shares, issued, and outstanding
21,263,500 at March 31, 2002 and December 31, 2001	21,263	21,263
Additional paid in capital	1,044,468	1,044,468
Treasury stock, 6,500 shares at cost	(6,500)	(6,500)
Retained deficit	(2,426,677)	(2,367,582)
Total shareholders' deficit	(1,367,446)	(1,308,351)

Total Liabilities & Shareholders' Equity	$29,392	$61,275

Please see the accompanying notes to the financial statements.

Bedford Holdings Inc.

Unaudited Consolidated Statement of Operations

For the Quarters Ended March 31, 2002 and March 31, 2001

	3/31/02	3/31/01

Commissions and franchise revenue	$0	$30,890

General and administrative expenses:
Administrative expenses	24,589	52,528
Depreciation expense	272	843

Total general and administrative expenses	24,861	53,371

Loss from operations	(24,861)	(22,481)

Other Income (expenses):
Interest income	0	0
Interest expense	(38,604)	(38,180)
Rental income	4,370	0
Trading loss	0	0

Net loss before income tax provision	(59,095)	(60,661)

Provision for income tax	0	0

Net Loss	($59,095)	($60,661)

Loss per common share:
Basic & fully diluted	($0.00)	($0.01)

Weighted average of common shares:
Basic & fully diluted	21,263,500	21,263,500

Please see the notes to the financial statements.

Bedford Holdings Inc.

Unaudited Consolidated Statement of Cash Flows

For the Quarters Ended March 31, 2002 and March 31, 2001

	3/31/02	3/31/01
Operating Activities:
Net loss	($59,095)	($60,661)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation and amortization	272	843
Amortization of deferred revenues	0	(2,421)

Changes in other operating assets and
liabilities:
Deposits with clearing broker	0	(1,332)
Deferred revenues	0	(11,099)
Interest payable	38,604	200,009
Accrued expenses & accounts payable	(1,392)	3,210

Net cash used by operations	(21,611)	128,549

Investing activities
Security deposit	(5,625)	0
Purchase of office equipment & furniture	0	(10,639)

Net cash used by investing activities	(5,625)	(10,639)

Financing Activities:
Acquisition of short term notes	0	740,674
Payment of shareholder loan	(10,000)	0
Capital contributed by shareholder	0	50,000
Received advance to shareholder	911	0

Net cash provided by financing activities	(9,089)	790,674

Net increase (decrease) in cash during period	(36,325)	908,584

Cash balance at beginning of fiscal year	51,525	55,166

Cash balance at end of fiscal year	$15,200	$963,750
		0

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0
Income taxes paid during the fiscal year	$0	$0

Please see the notes to the financial statements.

Bedford Holdings Inc.

Unaudited Consolidated Statement of Shareholders’ Equity

From January 1, 2002 to March 31, 2002

	Common	Common	Paid in	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2002	21,263,500	$21,263	$1,044,468	($6,500)	($2,367,582)	($1,308,351)

Net loss for the period					(59,095)	(59,095)

Balance at March 31, 2002	21,263,500	$21,263	$1,044,468	($6,500)	($2,426,677)	($1,367,446)

Please see the notes to the financial statements.

Bedford Holdings Inc.

Notes to the Consolidated Financial Statements

From January 1, 2002 to March 31, 2002

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

3. Earnings per Share

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

4. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern.  However, the Company’s auditors have expressed concern about the ability of the Company to continue to operate as a going concern due to the losses incurred since inception.

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

5. Short Term Notes Payable

Short-term loans payable include unsecured promissory notes and advances due to unrelated parties.  The notes mature in 2002 with interest rates ranging from 8.5% to 25% payable at maturity.  Interest payable includes the amount of unpaid interest on the short-term notes as of March 31, 2002 and December 31, 2001.

6. Income taxes

Provision for income taxes is comprised of the following:

	31-Mar-02	31-Mar-01

Net loss before provision for income taxes	($59,095)	($60,661)

Current tax expense:

Federal	$0	$0
State	0	0

Total	$0	$0

Less deferred tax benefit:

Federal loss carry-forward	(953,181)	(877,105)
Allowance for recoverability	953,181	877,105

Provision for income taxes	$ 0	$ 0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%

Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Federal loss carry-forward	$953,181	$877,105
Allowance for recoverability	(953,181)	(877,105)

Deferred tax benefit	$0	$0

7. Fixed Assets

A summary of fixed assets at is as follows:

	31-Mar-02	31-Dec-01

Furniture and equipment	$7,705	$7,705
Accumulated depreciation	(2,438)	(2,166)

Net fixed Assets	$5,267	$5,539

8. Long Term Debt

Long-term debt consists of an unsecured, non-interest-bearing note payable to a shareholder that matures in fiscal year 2005. See Note 9 for further discussion

9. Related Party Transaction

In December 2000, a shareholder advanced the Company $100,000 and received a promissory note from the Company.  The note payable is unsecured, non-interest bearing, and matures in December 2005.

Item 2.

Management’s Discussion and Analysis of Financial Condition

This Report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and the actual events or results may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below as well as those discussed in other filings made by the Company with the Securities and Exchange Commission, including the Company's Registration Statement on Form 10SB, Registration No. 000-25561.

The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

Overview

The Company was originally established to act as a holding company for Allen & Pierce Securities, Inc., a securities broker and commodities merchant. It has since its inception pursued a variety of options in seeking to expand its business, including both efforts toward internal expansion and pursuing acquisitions in the financial services sector.

The Company has recently curtailed its operations substantially, including the withdrawal by Allen & Pierce Securities, Inc. from membership in the National Futures Association and the National Association of Securities Dealers, Inc.  It has relocated its facilities to a smaller office in New Jersey and is actively pursuing the possibility of a merger with one or more other business entities.

Results Of Operations

The Company had no revenue for the three months ended March 31, 2002 compared to $30,890 for the corresponding period of 2001. Revenues for the quarter ended March 31, 2001 consisted entirely of brokerage commissions on securities transactions.

Depreciation expenses for the quarter ended March 31, 2002 were $272 compared to $843 for the corresponding period of the prior year. In view of the small amount of these expenses, management does not regard the difference between the two years as material. Interest expense was also essentially unchanged from the corresponding quarter of the prior year. Administrative expense was reduced from $52,528 for the quarter ended March 31, 2001 to $24,589 for the quarter ended March 31, 2002. This reduction is primarily the result of contraction of the Company's operations as described above, including substantial savings on rental expense as a result of moving to smaller quarters and the elimination of salary expense as a result of terminating the employment of the officer who had been responsible for supervising compliance with NASD requirements..

Liquidity And Capital Resources

Total assets as of March 31, 2002 were $29,392, compared to $61,275 as of March 31, 2001. Of the total, only $15,200 represents current assets, whereas total current liabilities exceed $1.3 million.

To meet its cash requirements, the Company has found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of March 31, 2002, the amount outstanding on these borrowings aggregated $938,197, with interest rates ranging from 8.5% to 25%, payable at maturity. In addition, in December 2000, a shareholder lent the Company $100,000, of which $10,000 was repaid during the quarter ended March 31, 2002.  The note payable is unsecured and matures in December 2005. It is non-interest bearing. Substantially all of the Company's notes payable to outside investors are in default.

To conserve its limited resources, the Company has undertaken a program to reduce its overhead. It has relocated (for a second time) to smaller offices in Old Tappan, New Jersey and has terminated its broker-dealers subsidiary's registration as a commodities futures merchant and as a member of the NASD. It has also terminated the employment of the officer who was formerly responsible for supervising compliance with NASD requirements. Mr. Samila, the only officer who had been receiving compensation from the Company, terminated his employment as of January 1, 2002, though he continues to serve as a director of the Company. These steps will significantly reduce its future general and administrative expense.

The Company's liquidity position remained precarious as of March 31, 2002. Thus far, holders of most of the Company's short-term notes (other than a small number who had started a lawsuit as described in the Company's earlier reports) have indicated that for the time being they do not intend to pursue legal action to enforce their notes. However there is no assurance that the holders of the Notes which are presently in default will not commence legal action, which could make it difficult for the Company to continue with its plans to seek an acquisition and would most probably make it impossible for the Company to continue as a going concern.

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

N/A

(a) Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEDFORD HOLDINGS, INC.

(Registrant)

Date: May 15, 2002

/s/ Leon Zapoll

Leon Zapoll

President and Principal Financial Officer