Form 10QSB
period 2002-06-30
BEDFORD HOLDINGS INC
filed 2002-08-19
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,676,500 shares of the Company's Common Stock, no par value, were outstanding as of June 30, 2002.
ITEM I - FINANCIAL STATEMENTS

Bedford Holdings Inc.
Unaudited Consolidated Balance Sheet
As of June 30, 2002 and December 31, 2001

	6/30/02	12/31/01
ASSETS

Current assets:
Cash	$60,761	$51,525

Total Current Assets	60,761	51,525

Other assets:
Fixed assets (net of accumulated depreciation of $2,864 at
June 30, 2002 and $2,166 at December 31, 2001)	7,609	5,539
Advance to shareholder	0	911
Investment in stock (at cost)	3,300	3,300
Security deposit	5,625	0

Total Assets	$77,295	$61,275

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Short term notes payable	$1,236,097	$938,197
Accrued interest payable	367,033	297,536
Accrued expenses	2,501	33,893

Total Current Liabilities	1,605,631	1,269,626

Long term notes payable	179,479	0
Shareholder advance payable	0	100,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
40,000,000 shares, issued, and outstanding
19,676,500 at June 30, 2002 and
21,263,500 at December 31, 2001	19,676	21,263
Additional paid in capital	786,055	1,044,468
Treasury stock, 6,500 shares at cost	(6,500)	(6,500)
Retained deficit	(2,507,046)	(2,367,582)
Total shareholders' deficit	(1,707,815)	(1,308,351)

Total Liabilities & Shareholders' Equity	$77,295	$61,275

See the notes to the financial statements.

Bedford Holdings Inc.
Unaudited Consolidated Statement of Operations
For the Six and Three Months Ended June 30, 2002 and June 30, 2001

	Six Months	Six Months	Three Months	Three Months
	6/30/02	6/30/01	6/30/02	6/30/01

Gross Revenues	$0	$36,947	$0	$6,057
Less cost of revenues	0	0	0	0

Gross profit on revenues	0	36,947	0	6,057

General and administrative expenses:
Administrative expenses	31,848	55,648	7,259	2,895
Depreciation expense	698	1,696	426	853

Total general and administrative expenses	32,546	57,344	7,685	3,748

Loss from operations	(32,546)	(20,397)	(7,685)	2,309

Other Income (expenses):
Interest expense	(67,709)	(72,381)	(29,105)	(34,201)
Rental income	13,270	0	8,900	0

Net loss before income tax provision	(86,985)	(92,778)	(27,890)	(31,892)

Provision for income tax	0	0	0	0

Net loss before extraordinary item	(86,985)	(92,778)	(27,890)	(31,892)

Extraordinary item:
Gain on extinguishment of debt, net of tax effect	90,000	0	90,000	0
Loss on restructuring of short term debt, net of tax effect	(142,479)	0	(142,479)	0

Net Loss	($139,464)	($92,778)	($80,369)	($31,892)

Loss per common share:
Basic & fully diluted:
Net loss from operations	($0.00)	($0.00)	($0.00)	($0.00)
Extraordinary item	(0.00)	0.00	(0.00)	0.00
Net loss per share	$0.00	($0.01)	$0.00	$0.00

Weighted average of common shares:
Basic & fully diluted	20,541,741	21,263,500	19,676,500	21,263,500

See the notes to the financial statements.

Bedford Holdings Inc.
Unaudited Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2002 and June 30, 2001

	6/30/02	6/30/01
Operating Activities:
Net loss	($139,464)	($92,778)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation	698	1,696
Deferred income	0	(32,013)
Gain on extinguishment of debt, net of tax effect	(90,000)	0
Loss on restructuring of short term debt, net of tax effect	142,479	0

Changes in other operating assets and liabilities:
Deposits with clearing broker	0	193
Interest payable	69,497	72,381
Accrued expenses & accounts payable	(31,392)	(12,446)

Net cash used by operations	(48,182)	(62,967)

Investing activities
Security deposit	(5,625)	0
Purchase of office equipment & furniture	(2,768)	0

Net cash used by investing activities	(8,393)	0

Financing Activities:
Acquisition of short term notes	74,900	0
Note payable to shareholder	(10,000)	0
Advances to shareholder	911	50,000

Net cash provided by financing activities	65,811	50,000

Net increase (decrease) in cash during period	9,236	(12,967)

Cash balance at beginning of fiscal year	51,525	55,166

Cash balance at end of the period	$60,761	$42,199

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

Bedford Holdings Inc.
Unaudited Consolidated Statement of Shareholders’ Equity
From January 1, 2002 to June 30, 2002

	Common	Common	Paid in	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2002	21,263,500	$21,263	$1,044,468	($6,500)	($2,367,582)	($1,308,351)

Purchase of treasury stock	(1,587,000)	(1,587)	(258,413)			(260,000)

Net loss for the period					(139,464)	(139,464)

Balance at June 30, 2002	19,676,500	$19,676	$786,055	($6,500)	($2,507,046)	($1,707,815)

See the notes to the financial statements.

Bedford Holdings Inc.
Notes to the Consolidated Financial Statements
From January 1, 2002 to June 30, 2002

1. Organization of the Company

Bedford Holdings, Inc. (the Company) is a New Jersey State Corporation formed in July 1996. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Allen & Pierce Securities Inc. and Bedford Holdings Club, Inc. The Company currently has no business operations.

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

3. Earnings per Share

The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based upon the weighted average of common shares outstanding during the year. All net losses reported in the financial statements are available to common stockholders. The Company has no other financial instruments outstanding that are convertible into common shares. The following table details the Company’s calculation of the weighted average shares used in calculating earnings per share.

	Six Months	Six Months	Three Months	Three Months
	6/30/02	6/30/01	6/30/02	6/30/01

Shares outstanding	19,676,500	19,676,500	19,676,500	19,676,500

Weighted Average	20,541,741	21,263,500	19,676,500	21,263,500

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

Management’s plans with regard to this matter is as follows:

The Company, through a plan formalized in December 2001, will withdraw its subsidiary, Allen & Pierce Securities Inc. as an introducing broker member of the National Futures Association and thereby eliminate the required net capital minimum requirement. In January 2002, the Company withdrew from the National Association of Broker Dealers as a broker dealer and thereby eliminated the minimum net capital required.

The Company’s plan is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”). Management does not intend to restrict the search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The eventual outcome of the success of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5. Short and Long Term Notes Debt

Loans payable include unsecured promissory notes and advances due to unrelated parties. The notes range in maturity from demand to June 2005. Interest rates on the notes range from ranging from 8.5% to 20% payable at maturity. A schedule of minimum payments due over the next five years is as follows:

2002	$1,236,097
2003	0
2004	211,785
2005	0
2006	0

Total	1,447,882

Less interest	(32,306)

Total debt	$ 1,415,576

6. Income taxes

Provision for income taxes is comprised of the following:

	30-Jun-02	30-Jun-01

Net loss before provision for income taxes	($86,985)	($92,778)

Current tax expense:

Federal	$0	$0
State	0	0

Total	$0	$0

Less deferred tax benefit:

Federal loss carry-forward	(86,308)	(79,658)
Allowance for recoverability	86,308	79,658

Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%

Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Federal loss carry-forward	$86,308	$79,658
Allowance for recoverability	(86,308)	(79,658)

Deferred tax benefit	$0	$0

Net operating loss carry-forward tax benefits expire in fiscal years 2021 and 2022 and may not be transferable to other tax paying entities under current IRS statutes.

7. Reclassifications

Certain accounts in the 2001 financial statements have been reclassified to conform to the current period financial statement presentation.

8. Troubled Debt Restructuring

In June 2002, the Company and certain creditors agreed to restructure debt owed by the Company that had been in default and subject of legal action. As a result of the agreement, the Company exchanged debt at interest of 20% in default for a $212,479 unsecured loan at 9% due in June 2004. Consequently, the Company has recognized a loss on debt restructuring of $142,479, net of tax effect, as an extraordinary loss in the statement of operations.

In December 2000, a shareholder advanced the Company $100,000 to the Company. The advance was unsecured and non-interest bearing maturing in December 2005. In the second quarter of 2002, the Company paid $10,000 of the advance and the shareholder agreed to forgive the balance of the advance. A gain on the extinguishment of debt, net of the tax effect, of $90,000 has been recognized as an extraordinary gain in the statement of operations. See Note 10.

9. Purchase of Treasury Stock

In June 2002, the Company purchased 1,587,000 shares of treasury stock by issuing a $260,000 promissory note to the majority shareholder. The note is unsecured and due on demand and at no stated interest. See Note 10.

10. Related Party Transaction

In December 2000, a shareholder advanced the Company $100,000 to the Company. The advance was unsecured and non-interest bearing maturing in December 2005. In the second quarter of 2002, the Company paid $10,000 of the advance and the shareholder agreed to forgive the balance of the advance. A gain on the extinguishment of debt, net of the tax effect, of $90,000 has been recognized as an extraordinary gain in the statement of operations.

In June 2002, the Company purchased 1,587,000 shares of treasury stock by issuing a $260,000 promissory note to the majority shareholder. The note is unsecured and due on demand and at no stated interest.

11. Subsequent Event

In July 2002, the Company retired $405,500 in short-term debt by issuing 241,000 shares of common stock.
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
Results Of Operations
The Company had no revenue for the three months ended June 30, 2002 compared to $6,057 for the corresponding period of 2001. Revenues for the three months ended June 30, 2001 consisted of management fees received from operations of the Company's Itrade former subsidiary.
Depreciation expenses for the quarter ended June 30, 2002 were $426 compared to $853 for the corresponding period of the prior year. In view of the small amount of these expenses, management does not regard the difference between the two years as material. Interest expense was reduced slightly to $29,105 from $34,201 for the corresponding quarter of the prior year as a result of changes in interest payable on outstanding short term notes. General and administrative expense increased from $3,748 for the quarter ended June 30, 2001 to $7,685 for the quarter ended June 30, 2002. This increase is within the normal range of fluctuation.
Liquidity And Capital Resources
Total assets as of June 30, 2002 were $77,295, compared to $61,275 as of June 30, 2001. Of the total, only $60,761 represents current assets, whereas total current liabilities exceed $1.6 million.
To meet its cash requirements, the Company has found it necessary to resort to short-term borrowing from a limited number of accredited investors. As of June 30, 2002, the amount outstanding on these borrowings aggregated $1,236,097, with interest rates ranging from 8.5% to 25%, payable at maturity. In addition, in December 2000, a shareholder lent the Company $100,000, of which $10,000 was repaid during the quarter ended June 30, 2002. The note payable is unsecured and matures in December 2005. It is non-interest bearing. Substantially all of the Company's notes payable to outside investors are past due and the Company is in discussions to extend them.
To conserve its limited resources, the Company undertook a program to reduce its overhead. It relocated to smaller offices in Old Tappan, New Jersey and terminated its broker-dealers subsidiary's registration as a commodities futures merchant and as a member of the NASD. It also terminated the employment of the officer who was formerly responsible for supervising compliance with NASD requirements. Mr. Samila, the only officer who had been receiving compensation from the Company, terminated his employment as of January 1, 2002, though he continues to serve as a director of the Company. These steps will significantly reduce its future general and administrative expense.
During the quarter ended June 30, 2002, the Company began efforts to restructure its outstanding debt with a view toward making itself more attactive as an acquisition or merger candidate. Several high-interest short term notes aggregating $160,000 that had been in default and were the subject of a legal action were converted through settlement of that litigation into an unsecured loan at 9% due in June 2004. The Company had also, in the past, received approximately $260,000 from shareholders or outside investors without any clear understanding as to whether these amount were to represent loans, contributions to capital or the purchase price for additional shares. To resolve the matter, the Company's president personally assumed responsibility for the Company's obligations as to the $260,000. The Company also issued a non-interest-bearing demand note for $260,000 to its principal shareholder in payment for 1,587,000 shares of its Common Stock which its principal shareholder had surrendered in connection with its acquisition of Itrade Currency in 2001. That acquisition was later rescinded. The 1,587,000 shares the Company acquired are to be used to restructure claims of shareholders and investors, and upon completion of that restructuring the note is to be canaceled.
Efforts to restructure the balance of the outstanding short-term debt are continuing. Following the close of the quarter, $405,000 in additional short term debt was retired in exchange for common stock and management is optimistic that the remaining short term debt can also be restructured through an exchange for stock., as holders of these notes have little prospect of recovering anything unless the Company can effect a merger with a viable business entity. The Company cannot give any assurance that it will be able to restructure the remaining debt, or that even if it does restructure the debt it will be able to complete a merger.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings

In June, 2002, the Company settled the litigation previously reported in its Form 10-K for the fiscal year ended December 31, 2001. The terms of that settlement are described above in Management's Discussion and Analysis under the caption "Liquidity and Capital Resources."

(a) Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEDFORD HOLDINGS, INC.
(Registrant)
Date: August 19, 2002
/s/ Leon Zapoll
Leon Zapoll
President and Chief Executive Officer

/s/ Robert Samilla
Robert Samilla
Principal Financial Officer