Form 10QSB
period 2002-09-30
BEDFORD HOLDINGS INC
filed 2002-11-12
CIK 1022898

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,917,500 shares of the Company's Common Stock, no par value, were outstanding as of October 31, 2002.
ITEM I - FINANCIAL STATEMENTS

Bedford Holdings Inc.
Unaudited Consolidated Balance Sheet
As of September 30, 2002 and December 31, 2001

	9/30/02	12/31/01
ASSETS

Current assets:
Cash	$19,990	$51,525

Total Current Assets	19,990	51,525

Other assets:
Fixed assets (net of accumulated depreciation of $3,419 at
September 30, 2002 and $2,166 at December 31, 2001)	8,554	5,539
Advance to shareholder	0	911
Investment in stock (at cost)	0	3,300
Security deposit	5,625	0

Total Assets	$34,169	$61,275

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Short term notes & advances payable	$1,015,378	$938,197
Accrued interest payable	7,364	297,536
Accrued expenses	2,501	33,893

Total Current Liabilities	1,025,243	1,269,626

Long term notes payable	244,979	0
Shareholder advance payable	0	100,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
40,000,000 shares, issued, and outstanding
19,917,500 at September 30, 2002 and
21,263,500 at December 31, 2001	19,917	21,263
Additional paid in capital	1,404,234	1,044,468
Treasury stock, 6,500 shares at cost	(266,323)	(6,500)
Retained deficit	(2,393,881)	(2,367,582)
Total shareholders' deficit	(1,236,053)	(1,308,351)

Total Liabilities & Shareholders' Equity	$34,169	$61,275

See the notes to the financial statements.

Bedford Holdings Inc.
Unaudited Consolidated Statement of Operations
For the Nine and Three Months Ended September 30, 2002 and September 30, 2001

	Nine Mos.	Nine Mos.	Three Mos.	Three Mos.
	9/30/02	9/30/01	9/30/02	9/30/01

Gross Revenues	$0	$30,947	$0	$0
Less cost of revenues	-	-	-	-

Gross profit on revenues	-	30,947	-	-

General and administrative expenses:
Administrative expenses	71,419	32,733	39,571	9,153
Depreciation expense	1,253	2,558	555	19

Total general and administrative expenses	72,672	35,291	40,126	9,172

Loss from operations	(72,672)	(4,344)	(40,126)	(9,172)

Other Income (expenses):
Interest expense	(76,106)	(111,409)	(8,397)	(39,028)
Rental income	13,270	-	-	25,000

Net loss before income tax provision	(135,508)	(115,753)	(48,523)	(23,200)

Provision for income tax	-	-	-	225

Net loss before extraordinary item	(135,508)	(115,753)	(48,523)	(22,975)

Extraordinary item:
Gain on restructuring of debt, net of tax effect	109,209	-	161,688	-

Net Income (Loss)	($26,299)	($115,753)	$113,165	($22,975)

Loss per common share:
Basic & fully diluted:
Net loss from operations	($0.01)	($0.01)	($0.00)	($0.00)
Extraordinary item	0.01	0.00	0.01	0.00
Net loss per share	($0.00)	($0.01)	$ 0.01	$ 0.00

Weighted average of common shares:
Basic & fully diluted	20,179,744	21,263,500	19,828,973	21,263,500

Bedford Holdings Inc.
Unaudited Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2002 and September 30, 2001

	9/30/02	9/30/01
Operating Activities:
Net loss	($26,299)	($115,753)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation	1,253	2,558
Deferred income	0	(32,013)
Impairment charge	3,300	0
Gain on extinguishment of debt, net of tax effect	(90,000)	0
Loss on restructuring of short term debt, net of tax effect	(19,209)	0

Changes in other operating assets and liabilities:
Deposits with clearing broker	0	193
Interest payable	152,794	111,409
Accrued expenses & accounts payable	(31,392)	(12,671)

Net cash used by operations	(9,553)	(46,277)

Investing activities
Security deposit	(5,625)	0
Purchase of office equipment & furniture	(4,268)	0

Net cash used by investing activities	(9,893)	0

Financing Activities:
Acquisition of short term notes	30,000	0
Payment of short term notes	(33,000)	0
Note payable to shareholder	(10,000)	0
Capital contributed by shareholder	0	50,000
Advances to shareholder	911	0

Net cash provided by financing activities	(12,089)	50,000

Net increase (decrease) in cash during period	(31,535)	3,723

Cash balance at beginning of period	51,525	55,166

Cash balance at end of period	$19,990	$58,889

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0
Income taxes paid during the period	$0	$0

See the notes to the financial statements.

Bedford Holdings Inc.
Unaudited Consolidated Statement of Shareholders’ Equity
From January 1, 2002 to September 30, 2002

	Common	Common	Paid in	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2002	21,263,500	$21,263	$1,044,468	($6,500)	($2,367,582)	($1,308,351)

Shares returned to treasury	(1,410,000)	(1,410)	1,410			0

Purchase of treasury stock	(177,000)	(177)		(259,823)		(260,000)

Debt converted to stock	241,000	241	358,356			358,597

Net loss for the period					(26,299)	(26,299)

Balance at September 30, 2002	19,917,500	$19,917	$1,404,234	($266,323)	($2,393,881)	($1,236,053)

See the notes to the financial statements.

Bedford Holdings Inc.
Notes to the Consolidated Financial Statements
From January 1, 2002 to September 30, 2002

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

	Nine Months	Nine Months	Three Months	Three Months
	9/30/02	9/30/01	9/30/02	9/30/01

Shares outstanding	19,897,500	21,263,500	19,897,500	21,263,500

Weighted Average	20,179,744	21,263,500	19,828,973	21,263,500

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

5. Short and Long Term Notes Debt

Loans payable include unsecured promissory notes and advances due to unrelated parties. The notes range in maturity from demand to June 2005. Interest rates on the advances are 0% and on the notes are 9% payable at maturity. A schedule of minimum payments due over the next five years is as follows:

Exchange note	$1,039,140
09/30/03	0
09/30/04	184,037
09/30/05	44,543

Total	1,267,721

Less interest	(7,364)

Total debt	$1,260,357

6. Income taxes

Provision for income taxes is comprised of the following:

	30-Sep-02	30-Sep-01

Net loss before provision for income taxes	($135,508)	($115,753)

Current tax expense:

Federal	$0	$0
State	0	0

Total	$0	$0

Less deferred tax benefit:

Federal loss carry-forward	(88,685)	(44,197)
Allowance for recoverability	88,685	44,197

Provision for income taxes	$ 0	$ 0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less timing differences	-44%	-44%

Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Federal loss carry-forward	$88,685	$44,197
Allowance for recoverability	(88,685)	(44,197)

Deferred tax benefit	$ 0	$ 0

Net operating loss carry-forward tax benefits expire in fiscal years 2021 and 2022 and may not be transferable to other tax paying entities under current IRS statutes.

7. Reclassifications

Certain accounts in the 2001 financial statements have been reclassified to conform to the current period financial statement presentation.

8. Debt Restructuring

In September 2002, the Company and certain creditors agreed to restructure debt owed by the Company. As a result, the Company exchanged debt and interest payable of $1,057,263 for an unsecured advance of $897,498 due on demand. In addition, the creditors have agreed to convert the advance to 1,000,000 shares of common stock contingent upon a merger of the Company acceptable to the creditors. As a result of the restructuring, the Company has recorded a gain on debt restructuring of $161,688, net of tax effect, as an extraordinary gain in the statement of operations.

9. Purchase of Treasury Stock

In June 2002, the Company purchased 177,000 shares of treasury stock by assuming $260,000 in promissory notes originally owed by the chief executive officer and majority shareholder of the Company. The notes are unsecured and due on demand and at no stated interest. See Note 10.

10. Conversion of Debt to Equity

During the quarter, creditors of the Company exchanged $356,500 of short-term promissory notes and interest for 241,000 shares of common stock. The Company recorded no gain or loss on the transaction in the statement of operations.

11. Impairment Charge

During the quarter, management recorded an impairment charge to the statement of operations of $3,300 for the reduction in value of the guarantee stock held in the National Association of Securities Dealers associated with the membership in that organization of the Company’s subsidiary. The membership was withdrawn during the nine months period ended September 30, 2002.

12. Shares Returned to Treasury

During the period, the chief executive officer and majority shareholder returned 1,410,000 shares to treasury at no cost to the Company.

13. Non Cash Transactions

The following transactions have been excluded from the compilation of the statement of cash flows since the transaction did not require the use or provision of cash.

During the quarter, creditors of the Company exchanged $356,500 of short-term promissory notes and interest for 241,000 shares of common stock. The Company recorded no gain or loss on the transaction in the statement of operations.

In June 2002, the Company purchased 177,000 shares of treasury stock by issuing a $260,000 promissory note to the majority shareholder. The note is unsecured and due on demand and at no stated interest.

In September 2002, the Company and certain creditors agreed to restructure debt owed by the Company. As a result, the Company exchanged debt and interest payable of $1,057,263 for an unsecured advance of $897,498 due on demand. In addition, the creditors have agreed to convert the advance to 400,000 shares of common stock contingent upon a merger of the Company acceptable to the creditors. As a result of the restructuring, the Company has recorded a gain on debt restructuring of $161,688, net of tax effect, as an extraordinary gain in the statement of operations.

14. Related Party Transactions

In June 2002, the Company purchased 177,000 shares of treasury stock by issuing a $260,000 promissory note to the majority shareholder. The note is unsecured and due on demand and at no stated interest.

During the period, the chief executive officer and majority shareholder returned 1,410,000 shares to treasury at no cost to the Company.

15. Subsequent Event

In October 2002, a creditor agreed to convert a $95,500 unsecured advance to 96,000 share of common stock contingent upon a merger of the Company acceptable to the creditor.
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
Following the withdrawal by Allen & Pierce Securities, Inc. from membership in the National Futures Association and the National Association of Securities Dealers, Inc. at the beginning of 2002, the Company curtailed its operations substantially and relocated its facilities to a smaller office in New Jersey and is actively pursuing the possibility of a merger with one or more other business entities.
The most significant parts of the accompanying financial statements are in the footnotes, particularly notes 8, 10 and 15. During the quarter and immediately after the close of the quarter the Company completed arrangements for restructuring its short-term debt so that upon completion of a merger satisfactory to the debt holders the holders will exchange their debt for common stock. During the quarter, creditors of the Company exchanged $356,500 of short-term promissory notes and interest for 241,000 shares of common stock. In September 2002 holders of an additional debt and interest of $1,057,263 agreed to convert their debt to 1,000,000 shares of common stock on completion of an acceptable merger. Following the close of the quarter the holder of an additional $95,500 in debt agreed to convert that debt into 96,000 shares of common stock on completion of an acceptable merger. These arrangements complete the Company's restructuring of its debt and should remove the major obstacle to completing a merger. Management has not yet located a suitable merger candidate, and we cannot give any assurance that we will be able to locate a satisfactory candidate or that we can negotiate terms that will be satisfactory to the debt holders. However, with the understanding reached with holders of the short-term debt management is cautiously optimistic about its chances of completing a merger.
Results Of Operations
The Company's entire income for the quarter ended September 30, 2002 consisted of an extraordinary item representing gain on restructuring of debt. The Company had no revenue for the three months ended September 30, 2002 or for the corresponding period of 2001. Revenues for the nine months ended September 30, 2001 consisted of management fees received from operations of the Company's Itrade former subsidiary.
Depreciation expenses for the quarter ended September 30, 2002 were $555 compared to $19 for the corresponding period of the prior year. In view of the small amount of these expenses, management does not regard the difference between the two years as material. Interest expense was reduced to $8,397 from $39,028 for the corresponding quarter of the prior year as a result of eliminating interest payable on outstanding short term notes through the debt restructurering described above. General and administrative expense increased from $9,153 for the quarter ended September 30, 2001 to $39,571 for the quarter ended September 30, 2002 primarily as a result of expenses incurred in discussions with a possible merger candidate and in completing the debt restructuring.
Liquidity And Capital Resources
Total assets as of September 30, 2002 were $34,169, compared to $61,275 as of December 31, 2001. Of the total, only $19,990 represents current assets, whereas total current liabilities exceed $1,025,243. Nearly all of the current liabilities consist of indebtedness payable on demand, but subject to the agreements of holders of that indebtedness to accept common stock for their debt upon completion of a merger. Although the agreements relating to restructuring the debt do not explicitly provide for any deferral of that debt, the unwritten understanding with those holders is that the Company will have a reasonable time to complete a merger and that during that time the holders will not seek to collect on that debt. The Company also has approximately $245,000 in long-term debt that will mature in 2004.
Disclosure Controls and Procedures

Based upon an evaluation performed within 90 days of this report, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.
In accord with SEC requirements, the CEO and CFO note that, since the date of his evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings

N/A

(a) Exhibits

N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEDFORD HOLDINGS, INC.
(Registrant)
Date: November 13, 2002
/s/ Leon Zapoll
Leon Zapoll
President and Chief Executive Officer

/s/ Robert Samilla
Robert Samilla
Principal Financial Officer

Each of the undersigned certifies that as to the above report:
1. He has reviewed the report;
2. Based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;
3. Based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;
4. He and the other certifying officers:
(a) are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;
(b) have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;
(c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and
(d) have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;
5. He and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and
6. He and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
In stating that the above matters are true "based on his knowledge," the undersigned does not mean that he knows such matters to be true, but means that after reasonable inquiry he does not know of any facts which indicate to him that such matters are not true.

/s/ Leon Zapoll
Leon Zapoll
President and Chief Executive Officer

/s/ Robert Samilla
Robert Samilla
Principal Financial Officer