Form 10QSB
period 2003-03-31
BEDFORD HOLDINGS INC
filed 2003-05-20
CIK 1022898

#

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-QSB

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,094,500 shares of the Company's Common Stock, no par value, were outstanding as of May 19, 2003.

#

ITEM I - FINANCIAL STATEMENTS

Bedford Holdings Inc.

Unaudited Balance Sheet

As of March 31, 2003 and December 31, 2002

	3/31/03	12/31/02
ASSETS

Current assets:
Cash	$5,016	$7,815

Total Current Assets	5,016	7,815

Other assets:
Security deposit	5,625	5,625

Total Assets	$10,641	$13,440

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Short term notes & advances payable	$1,095,558	$1,037,198
Accrued expenses	65,996	56,291

Total Current Liabilities	1,161,554	1,093,489

Long term notes payable	160,360	213,720

Shareholders' Equity:
Common stock, $.001 par value; authorized
40,000,000 shares, 20,094,500 shares issued
and outstanding	20,094	20,094
Additional paid in capital	1,065,787	1,065,787
Treasury stock, 6,500 shares at cost	(6,500)	(6,500)
Retained deficit	(2,390,654)	(2,373,150)
Total shareholders' deficit	(1,311,273)	(1,293,769)

Total Liabilities & Shareholders' Equity	$ 10,641	$ 13,440

See the notes to the financial statements.

Bedford Holdings Inc.

Unaudited Statement of Operations

For the Quarters Ended March 31, 2003 and March 31, 2002

	3/31/03	3/31/02

Gross Revenues	$0	$0
Less cost of revenues	0	0

Gross profit on revenues	0	0

General and administrative expenses:
Administrative expenses	7,799	24,589
Depreciation expense	0	272

Total general and administrative expenses	7,799	24,861

Loss from operations	(7,799)	(24,861)

Other Income (expenses):
Interest expense	(9,705)	(38,604)
Rental income	0	4,370

Net loss before income tax provision	(17,504)	(59,095)

Provision for income tax	0	0

Net loss	($17,504)	($59,095)

Loss per common share:
Basic & fully diluted:	($0.00)	($0.00)

Weighted average of common shares:
Basic & fully diluted	20,094,500	21,263,500

See the notes to the financial statements.

Bedford Holdings Inc.

Unaudited Statement of Cash Flows

For the Quarters Ended March 31, 2003 and March 31, 2002

	3/31/03	3/31/02
Operating Activities:
Net loss	($17,504)	($59,095)
Adjustments to reconcile net income items
not requiring the use of cash:
Depreciation expense	0	272

Changes in other operating assets and liabilities:
Security deposit	0	(5,625)
Accrued expenses & accounts payable	9,705	37,212
Net cash used by operations	(7,799)	(27,236)

Investing activities:
Purchase of equipment	0	0
Net cash used by investing activities	0	0

Financing Activities:
Proceeds of short term notes	5,000	0
Advance paid to shareholder	0	(9,089)
Net cash provided by financing activities	5,000	(9,089)

Net decrease in cash during period	(2,799)	(36,325)

Cash balance at beginning of fiscal year	7,815	51,525

Cash balance at end of the period	$5,016	$15,200

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0
Income taxes paid during the fiscal year	$0	$0

See the notes to the financial statements.

Bedford Holdings Inc.

Unaudited Consolidated Statement of Shareholders’ Equity

From January 1, 2003 to March 31, 2003

	Common	Common	Paid in	Treasury	Retained
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2003	20,094,500	$20,094	$1,065,787	($6,500)	($2,373,150)	($1,293,769)

Net loss for the period					(17,504)	(17,504)

Balance at March 31, 2003	20,094,500	$20,094	$1,065,787	($6,500)	($2,390,654)	($1,311,273)

See the notes to the financial statements.

#

Bedford Holdings Inc.

Unaudited Notes to the Financial Statements

From January 1, 2003 to March 31, 2003

Note 1. Organization of the Company

Bedford Holdings, Inc. (the Company) is a New Jersey State Corporation formed in July 1996.  The Company had no business operations since fiscal year 2001.

Note 2. Summary of Significant Accounting Principles

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

Note 2. Earnings per Share

The Company applies SFAS No. 128, Earnings per Share.  In accordance with SFAS No. 128, basic net income per share has been computed based upon the weighted average of common shares outstanding during the year.  All net income reported in the financial statements is available to common stockholders.  The Company has no other financial instruments outstanding that are convertible into common shares at March 31, 2003 however, the Company is contingently obligated to issue an additional 897,000 upon the successful merger of the Company.

Note 3. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assumes the continuity of the Company as a going concern.  However during  the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern and liquidity problems.  The Company has incurred net losses of approximately $2,391,000 since its inception and has no business operations. This condition raises substantial doubt to the ability of the Company to continue as a going concern.

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

Note 4. Debt

The Company is indebted to various individuals at March 31, 2003 as detailed by the following table.  The loans are unsecured.

		Interest	Currently	Maturing	Maturing
Creditor	Face	Rate	Maturing	2004	2005

Individual	$897,478	0.00%	$897,478

Related party	$8,500	10.00%	$8,500

Related party	$10,000	10.00%		$10,000

Individual	$50,000	20.00%	$50,000

Individual	$5,000	25.00%	$5,000

Individual	$105,500	10.00%			$105,500

Court ordered settlement	$179,440	9.00%	$134,580	$44,860

	Totals		$1,095,558	$54,860	$105,500

Note 5. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of notes payable discussed in Note 4. The notes are unsecured and carry interest rates ranging from 9% to 25%.  A withdrawal of support from the creditors of the Company could have a material adverse effect on the financial condition of the Company.

Note 6. Commitments and Contingencies

In September 2002, the Company entered into an agreement with a creditor that obligates the Company to exchange 897,000 shares of common stock in return for an advance of $897,478 in the event the Company is successful in its plans for merger with a company acceptable to the creditor.

Note 7. Income taxes

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	($17,504)

Current tax expense:

Federal	$0
State	0
Total	$0

Less deferred tax benefit:

Federal loss carry-forward	(965,962)
Allowance for recoverability	965,962
Provision for income taxes	$ 0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%
Statutory state and local income tax	10%
Less timing differences	-44%
Effective rate	0%

Deferred income taxes are comprised of the following:

Federal loss carry-forward	$965,962
Allowance for recoverability	(965,962)
Deferred tax benefit	$0

Net operating loss carryforward tax benefits expire between fiscal years 2011 and 2023 and may not be transferable to other tax paying entities under current IRS statutes.

Note 8. Related Party Transaction

During fiscal year 2002, parties related to the president advanced the Company $18,500.  Interest has been imputed at the company’s cost of capital, or 10%.  Interest expense that was charged to the statement of operations during the period as a result of related party advances was $451.

#

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

During the fiscal year ended December 31, 2002 the Company completed a restructuring of its debt in an effort to remove the major obstacle to completing a merger. As a result of this restructuring, the Company is obligated to issue 897,000 shares upon successful completion of a merger in exchange for most of its outstanding debt. Management has not yet located a suitable merger candidate, and we cannot give any assurance that we will be able to locate a satisfactory candidate or that we can negotiate terms that will be satisfactory to the debt holders. However, with the understanding reached with holders of the short-term debt management is cautiously optimistic about its chances of completing a merger.

Results Of Operations

The Company had no revenue for the quarters ended March 31, 2003 and 2002.

Interest expense was reduced to $9,705 from $38,604 for the corresponding quarter of the prior year as a  result of  eliminating interest payable on outstanding short term notes through the debt restructurering described above. General and administrative expense decreased from $24,589 for the quarter ended March 31, 2002 to $7,799 for the quarter ended March 31, 2003 primarily as a result of expenses incurred in 2002 in discussions with a possible merger candidate and in completing the debt restructuring.

Liquidity And Capital Resources

Total assets as of March 31, 2003 were $10,641, compared to $13,440 as of December 31, 2001. Total current liabilities were $1,095,558. Nearly all of the current liabilities consist of indebtedness payable on demand, but subject to the agreements of holders of that indebtedness to accept common stock for their debt upon completion of a merger. Although the agreements relating to restructuring the debt do not explicitly provide for any deferral of that debt, the unwritten understanding with those holders is that the Company will have a reasonable time to complete a merger and that during that time the holders will not seek to collect on that debt. The Company also has approximately $160,360 in long-term debt that will mature in 2004. If it is unable to complete a merger before that date it will not be in a position to satisfy long-term or its short-term debt.

ITEM 3.

Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II -- OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Chief  Executive Officer - Sarbanes-Oxley Act Section  906 Certification

99.2

Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)

We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEDFORD HOLDINGS, INC.

(Registrant)

Date: May 20, 2003

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